Form 10-K
period 2006-12-31
FUQI INTERNATIONAL, INC.
filed 2007-04-17
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-52383
FUQI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1579407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5/F., Block 1, Shi Hua Industrial Zone Cui Zhu Road North Shenzhen, 518019 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  86-755-2580 6333

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At December 31, 2006, the last business day of the registrant’s most recently completed fiscal year, there were 20,715,384 shares of the registrant’s common stock outstanding, and there was no aggregate market value of such shares held by non-affiliates of the registrant because the registrant’s common stock was not trading on any exchange.

There were 20,715,384 shares of common stock outstanding as of April 13, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

FUQI INTERNATIONAL, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-K, including in the documents incorporated by reference into this Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and their management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition, results of operations, and the expected impact of the share exchange on the parties’ individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Vulnerability of the Company’s business to general economic downturn;

•	Fluctuation and unpredictability of costs related the gold, platinum and precious metals and other commodities used to make the Company’s product;

•	Changes in the laws of the PRC that affect the Company’s operations;

•	The Company’s inexperience in the retail jewelry market;

•	The Company’s inability to achieve the benefits expected from the Company’s share exchange agreement;

•	Competition from the Company’s competitors;

•	Any recurrence of severe acute respiratory syndrome (SARS) or Avian Flu;

•	The Company’s ability to obtain all necessary government certifications and/or licenses to conduct the Company’s business;

•	Development of a public trading market for the Company’s securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on the Company’s operations;

•	Fluctuation of the foreign currency exchange rate between U.S. Dollars and Renminbi; and

•
The other factors referenced in this Form 10-K, including, without limitation, under the sections entitled “Risk Factors,” “Financial Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Description of Business.”

These risks and uncertainties, along with others, are also described above under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the parties’ assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

ITEM 1. BUSINESS

Overview

Fuqi International, Inc. (“Fuqi” or “the Company”) engages in the design, manufacture, marketing and wholesale distribution of a full range of precious metal jewelry in China. The Company currently operates through two divisions: (i) production and (ii) sales and marketing. The production division is responsible for manufacturing of the Company’s jewelry products and the sales and marketing division is responsible for the selling and marketing functions of the products, including customer relations and customer service. The Company intends to enter into the retail distribution of its jewelry products by opening or acquiring retail stores in China during 2007.

Fuqi operates through the Company’s wholly-owned subsidiary Fuqi International Holdings Co., Ltd., a British Virgin Islands corporation (“Fuqi BVI”) and its wholly-owned subsidiary, Shenzhen Fuqi Jewelry Co., Ltd., (“Fuqi China”) a company established under the laws of the People's Republic of China.

Corporate History

Fuqi was originally incorporated in the State of Arizona on September 3, 2004 as VT Marketing Services, Inc. The Company was a wholly-owned subsidiary of Visitalk Capital Corporation (“VCC”), and was formed as part of the implementation of the Chapter 11 reorganization plan (the “Visitalk Plan”) of visitalk.com, Inc. (“Visitalk.com”). Visitalk.com filed for Chapter 11 Bankruptcy in November 2000. The Visitalk Plan became effective on September 17, 2004 (the “Effective Date”). On September 22, 2004, Visitalk.com merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan.

The Company’s original business was to use Visitalk.com’s technology to facilitate peer-to-peer marketing activities. The Visitalk Plan authorized it to acquire certain technology rights from VCC on the Effective Date. To acquire these rights, the Company issued to VCC 324,044 shares of its common stock and common stock purchase warrants allowing holders to purchase additional shares of its common stock (the “Plan Warrants”). The Visitalk Plan further authorized VCC to distribute 54,837 of the 324,044 shares of common stock to 240 creditors of Visitalk.com and all of the Plan Warrants to 645 claimants of Visitalk.com, in accordance with the Visitalk Plan. After the distribution of the shares of its common stock and Plan Warrants, but prior to the Bay Peak Sale, discussed below, VCC owned approximately 82.1% of its issued and outstanding common stock.

On July 21, 2006, the Company sold 1,368,761 shares of common stock (post Reverse Split described below) to BayPeak, LLC. As part of this transaction (the “Bay Peak Sale”), the Company abandoned its peer-to-peer marketing business, which was transferred to VCC, and began to seek companies in Asia with potential, in particular companies based in China, to acquire. The shares issued in the Bay Peak Sale represented 74.49% of the Company’s outstanding shares. On July 28, 2006, Visitalk.com was granted its Final Decree by the Bankruptcy Court. On November 6, 2006, the Company conducted a reverse stock split of its shares common stock and issued one share for each 15.43 shares of its common stock then outstanding (the “Reverse Split”). No shareholder was reversed below 100 shares in the Reverse Split and the then outstanding Plan Warrants were not affected by the Reverse Split. On November 8, 2006, the Company changed its state of incorporation from Arizona to Nevada.

On November 20, 2006, the Company entered into a share exchange agreement with Yu Kwai Chong, who is the sole shareholder of Fuqi BVI pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock of Fuqi BVI (the “Exchange Transaction”). The Exchange Transaction closed on November 22, 2006 and, per the terms of the share exchange agreement (the “Share Exchange Agreement”), the Company issued an aggregate of 18,886,666 shares of its common stock in exchange for all of the issued and outstanding securities of Fuqi BVI. Pursuant to the Share Exchange Agreement, BayPeak agreed to cancel 8,761 shares of common stock.

Immediately after the closing of the Exchange Transaction and Reverse Split, the Company had 20,715,384 outstanding shares of common stock, no options and warrants to purchase 16,846,982 shares of its common stock. Immediately after the Exchange Transaction and Reverse Split, the former Fuqi BVI stockholder held approximately 91.2% of its voting capital stock.

On December 8, 2006, the Company changed its corporate name from “VT Marketing Services, Inc.” to “Fuqi International, Inc.” and reincorporated from the State of Nevada to the State of Delaware.

The Company’s shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. The transactions contemplated by the Share Exchange Agreement, as amended, were intended to be a “tax-free” incorporation pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986, as amended.

All share information presented in this Form 10-K reflect the Reverse Split. For financial accounting purposes, the Exchange Transaction was treated as a reverse acquisition by Fuqi BVI, under the purchase method of accounting, and was treated as a recapitalization with Fuqi BVI as the accounting acquirer. Accordingly, the Company’s historical financial statements have been prepared to give retroactive effect to the reverse acquisition completed on November 22, 2006, and represent the operations of Fuqi BVI and its wholly-owned subsidiary, Shenzhen Fuqi Jewelry Co., Ltd. (“Fuqi China”), a company established under the laws of the People's Republic of China. Upon the acquisition of Fuqi BVI, the Company’s sole business operations became that of Fuqi BVI.

Design and Product Development

Since the commencement of its jewelry operations in 2001, the Company has expanded its line of products from basic gold jewelry to a range of products that include rings, bracelets, necklaces, earrings and pendants made from precious metals such as platinum, gold, palladium and Karat gold (K-gold). The Company also manufactures jewelry with diamond and other precious stone inlays, in addition to gold coins and gold bars.

The Company’s product series include the following:

•	Gold Series. This series includes K-gold, 24K gold ornaments, gold bars, gold coins, gifts, other gold charms and customized products.

•
Platinum Series (pt). This series includes pt990, pt950 and pt900 products. The quality markings for platinum are based on parts per thousand. For example, the marking pt900 means that 900 parts out of 1000 are pure platinum, or in other words, the item is 90% platinum and 10% other metals.

•	K-Gold Series. This series is primarily derived from Italian-influenced arts and designs.

•	Studded Jewelry Series. This series is made from pt950, pt900, 18K gold, 14K gold and other customer-designated rare metals studded with diamonds, emerald, jade and semi-precious stones.

All of Fuqi’s designs are originated by its in-house designers. Fuqi’s designers are educated by art schools or colleges in China and have gained an average of three to five years of experience from other jewelry companies. In generating new design ideas, the Company’s designers research and study designs that are popular in China and worldwide. The Company’s designers conduct design and market research through various forms, including trade expositions, industrial magazines and the Internet. The Company’s designers also receive feedback from, and respond to, the Company’s customers. The Company continuously designs and produces new styles of jewelry and currently carry more than 20,000 product styles. The Company assigns serial numbers to each of its products styles, and maintains an information management system that utilizes a product database.

Manufacturing

The Company has a large-scale production base that includes a modern factory of more than 53,000 square feet, a dedicated senior design team, and more than 600 trained technical workers. In the production of its jewelry, the Company believes it uses the latest jewelry processing equipment and procedures. Since 2003, the Company held an ISO 9001 accreditation, which is an international standard of quality. The International Organization for Standardization (ISO) (http://www.iso.org/iso/en/iso9000-14000/understand/inbrief.html) defines ISO 9000 quality management system is one of international references for quality management requirements in business-to-business dealings. This means the organization being accredited by an independent assessment organization has to fulfill:

•	the customer's quality requirements, and

•	applicable regulatory requirements, while aiming to

•	enhance customer satisfaction, and

•	achieve continual improvement of its performance in pursuit of these objectives.

The ISO 9000 quality management system is well recognized by China governmental bodies and businesses. This accreditation can serve as a basis for the Company’s customers to determine the minimum standard of quality assurance that the Company can achieve. The Company believes that this accreditation also indicates to the Company’s customers that the Company is running an effective system to track quality issues and possible rework progress of its products. In January 2007, the Company also passes the assessment of ISO 14000 accreditation. The ISO defines ISO 14000 system an environmental management system, which means the organization being accredited by an independent assessment organization has to:

•	minimize harmful effects on the environment caused by its activities, and

•	achieve continual improvement of its environmental performance.

Fuqi produced thousands of product styles on the following product processing lines:

•	Jewelry processing line for manufacturing precious metal, pure-color gold ornaments, including gold, platinum, palladium and other related metals;

•	K-gold product line for processing multiple types of metals including 8K through 24K gold and platinum ornaments;

•	Studded jewelry processing line;

•	Gold bar and gold coin processing line; and

•	Rare metals craftwork and collections manufacturing line.

The Company’s maximum annual output capacity of the gold jewelry, other rare and precious metal jewelry, K-gold jewelry and inlaid jewelry is approximately 30.0 tons, 15 tons, 5.0 tons and 60,000 pieces, respectively.

Business and Growth Strategy

Fuqi’s current business and growth strategy is to:

•
Develop platinum as the primary metal from which Fuqi’s jewelry is manufactured to capitalize on the recent increase in consumption of platinum jewelry in China. In 2006, Fuqi began to shift its product line to produce more platinum jewelry and Fuqi intend invest in the development a new production line produce studded platinum jewelries.

•	Strengthen the Company’s brand name in the China jewelry industry by expanding the marketing and promotion of its products and maintaining large-scale production of quality products.

•	Grow with the large and developing Chinese jewelry market by controlling costs and raising additional capital to fund such growth.

•	Continue to rely on Fuqi’s production and wholesale operations while moving resources into the commencement of Fuqi’s retail distribution operations by opening retail stores throughout China.

Fuqi intends to establish a retail sales plan aimed at gaining market share in the growing consumer market in China. Fuqi intends to open retail stores throughout China, initially, and in Hong Kong and the United States in the future. During 2007, Fuqi intends to open and/or acquire 20 retail counters and open 2 retail stores in municipalities and provincial capitals throughout China. In 2008, the Company plans to acquire an additional 6 to 7 retail stores and acquire 40 to 50 counters, while opening 2 to 3 stores and 20 to 30 counters in that year. The Company has identified various locations for its retail outlets and the Company is currently negotiating the acquisition of leases of such locations without acquiring the existing business. The Company’s Chinese legal counsel is preparing a letter of intent with preliminary acquisition terms to be entered into with sellers with respect to five of these locations. Assuming that negotiations continue at their current pace without unanticipated delay, the Company believes that the letters of intent for these five stores and counters will be entered into in April 2007 and acquired in May 2007. There can be no assurances that the negotiations and acquisition will continue in a timely manner or at all.

Through these retail outlets, the Company intends to offer is entire range of jewelry products to showcase and sell. Furthermore, Fuqi plans to design and manufacture a number of fine diamond and gem stone jewelry to be sold exclusively in the Company’s retails shops.

In connection with the Company’s retail expansion plan, the Company has conducted an analysis on historical sales information and market studies and, based on this analysis, the Company has begun to select locations on which the Company intends establish its retail network. Fuqi has not yet secured any locations but it has identified a number of locations in various cities for the first and second phase of retail expansion. In terms of management talent, the Company has identified and begun to negotiate with an experienced senior executive, who has over 26 years of experience in retail industry, to join the team for this expansion. The Company has started in-house design of management and control system manuals for use of retail outlets. The Company has investigated human resources markets in these locations identified that it believes that the availability of sales forces is not an issue. The Company has also researched and planned organizational and logistical steps, such as legal requirements of local governments, management talent, sales forces and outlet locations for its retail expansion. Based on this, the Company believes that there is barrier that would prevent it from selling its products in the retail market.

The Company believes that the demand for precious metal jewelries is still growing in a rate higher than the general economic growth and that its participation in retail distribution will not create competition to its existing clients. The Company believes that its design teams can create new designs and establish new markets through its retail network. The Company hopes that the new designs may create mass marketing and advertising opportunities for its products, which the Company believes may strengthen consumer demand for its products.

Fuqi believes that China represents an excellent retail sales opportunity for various reasons that include:

•
increased profit potential - with the intensified competition and increases in the cost of raw materials, profit from the production and wholesale distribution of jewelry is generally decreasing. The Company believes that entering into the retail market is a viable strategy to maintain and increase profitability in the China jewelry industry.

•	large retail market — China’s retail sales market is one of largest in the world.

•	growing jewelry market — China’s jewelry market has recently experienced significant growth.

•	large pool of potential consumers — China has a large population including a substantial number of potential customers.

•
favorable regulatory changes — as a member of the World Trade Organization (WTO), China is eliminating a number of restrictions on foreign ownership and operation of retail stores. Tariffs on colored gem stones, gold, silver and pearls have been reduced in the past and economic and trade relationships between China and Hong Kong have generally been liberalized.

•	changing consumer preferences — the Company believes that Chinese consumers are embracing a more Western view of jewelry as a fashion accessory and desire more contemporary, colorful designs.

Sales and Marketing

Fuqi relies on its sales and marketing division, which is located at its executive offices in Shenzhen, China for the distribution of its products. Fuqi trains its salespeople in its product lines. Fuqi’s marketing and distribution strategy is to screen and identify the strongest retail customers in each distribution channel and to focus on design and sales efforts towards the largest and fastest growing retailers and distributors. Fuqi’s jewelry is sold to a network of approximately 1,000 distributors, retailers and wholesale agencies. The Company maintains a broad base of customers and concentrate its efforts on department stores, wholesalers, national jewelry chains, fine jewelers, and stores that sell fashionable jewelry to youth. The Company also works closely with its major customers and attempt to adjust its product strategies and structure based on customer feedback. The Company believes this helps decrease the likelihood of overstocked and undesired products.

Fuqi expects to move into the retail distribution of its products in 2007. As discussed above in “Business and Growth Strategies,” the Company intends open retail outlets throughout China, initially, and in Hong Kong and in the future, other countries.

The Company’s products are mainly designed for the middle income class in China, with an emphasis on young ladies. Approximately 5% of the Company’s designs are for new-born children, 20% of its designs are for middle-aged men, 30% of its designs are for middle to older-aged women and the rest of its designs are for young women. The majority of the Company’s products are sold in China at an average retail price of US$200 to US$300, including tax, which would be a similar price range if these products were sold in the United States.

Fuqi continues to devote its efforts towards brand development and utilize marketing concepts in an attempt to enhance the marketability of its products. During the past two years, Fuqi has carried out a brand development strategy based on product quality and design excellence. Fuqi has participated in various marketing activities and exhibitions to promote its products and brand. For example, in 2004, the Company was the laurel sponsor for multiple beauty pageants, including the “Miss Intercontinental Final” and the “Miss China Universe.” As a laurel sponsor, the Company designed and crafted the laurels and/or batons that were presented to a contest’s winner, in addition to the contest’s second and third place runner-ups. Fuqi has also sponsored numerous beauty contests such as:

•	the Final of Miss Global of WTO;

•	the 17th World Miss University Contest;

•	the 1st China Miss University Contest; and

•	China Final of Miss World.

Fuqi believes that the laurels and batons created in connection with its sponsorship of beauty contests provide the Company an opportunity to showcase the Company’s design and craftsmanship ability, in addition to strengthening its brand recognition.

Fuqi has received various governmental awards with respect to its brand, including recognition as a “Chinese Famous Brand,” which is reserved for the top ten most recognized brands of the jewelry in China. The Company also received other recognitions, including “Famous Brand in China Jewelry Industry”, “Shenzhen Well-known Brand”, “Shenzhen 300 enterprises with Ultimate Growth” and “China Quality Promise Credit Management Enterprise (Brand)”. The Company believes that governmental awards and other forms of recognition raise brand recognition for its products.

The “Fuqi” trademark has been registered in the United States, Italy, Japan, Hong Kong and China.

Supply of Raw Materials

Fuqi is a full member of the Shanghai Gold Exchange, a manufacturer designated by the Platinum Guild International, and a standing council member of Shenzhen Gold Association of China. Shanghai Gold Exchange is the Company’s primary source of supply for its raw materials, which consist of precious metals.

Fuqi maintains its supply of raw materials at its warehouse in Shenzhen, China. The Company purchases large volume of precious metals approximately five times per month from Shanghai Gold Exchange in advance and in anticipation of orders resulting from its marketing programs. In order to minimize the risk of storage and devaluation, the Company only purchases pre-cut gemstones, including ruby and jade, upon customers’ requests. The Company does not have a designated supplier for these pre-cut stones. When a customer places an order that requires pre-cut stones, the Company purchases the pre-cut stones as required from local supplies in Shenzhen.

Competition

The jewelry production industry is highly competitive, and the Company’s competitors include domestic and foreign jewelry manufacturers, wholesalers, and importers who may operate on a national, regional and local scale. Many of the Company’s competitors have substantially greater financial, technical and marketing resources and personnel than the Company. Fuqi’s competitors in the jewelry production industry include Nongjia, Cuilu, ADK, Junli, Baohengde and Anshenghua. The Company’s strategy is to provide competitively priced, moderate- to high-quality products to the high-volume retail jewelry market. The Company believes competition is largely based on quality, service, pricing, and established customer relationships.

Fuqi intends to enter into the jewelry retail industry, which is also highly competitive. Many of the Company’s potential competitors in the retail industry will have larger customer bases, longer operating histories and significantly greater financial, technical, marketing and other resources. Most of these retailers, including Chow Sang Sang Group, Luk Fook Jewelry, TSL Jewelry and Hang Fung Gold Technology, have numerous branches set up across China and may have secured the most desirable locations for retail stores. It is difficult for a newcomer to enter into the retail industry, but the Company believes that its established production and wholesale distribution business will facilitate its entrance into the retail market.

Major Customers

During the year ended December 31, 2005 approximately 15% of the Company’s sales were generated from one customer, Beijing Hua Shang Rui Lin Trading Co., Ltd. During the years ended December 31, 2006 and 2004, there were no single customers that generated more than 10% of the total sales.

Seasonality

The Company’s business is seasonal in nature. The Company’s sales and net income are traditionally higher in the fourth calendar quarter than the rest of the year. The primary factors that affect the seasonal changes in the Company’s business operations are holidays and traditional Chinese festivals. In the fourth quarter, retailers often experience increased sales due to the golden week of Chinese National Day, Christmas and New Year’s Day. In addition, jewelry retailers commonly stock up from wholesalers to prepare for potentially higher sales during the period before Chinese New Year, which is a peak season of marriage and newborns in China. This seasonal trend in our business occurred during 2005; however, there was a slight deviation in during 2006. During fiscal 2006, a larger portion of the Company’s sales was generated during the first quarter, with net income was $2.3 million for the first quarter of 2006, as compared to net income of $0.4 million, $0.9 million and $2.1 million for the second, third and forth calendar quarters, respectively. During fiscal 2005, the Company had net income was of $2.1 million for the fourth quarter, as compared to net income of $1.3 million, $0.6 million and $1.3 million for the first, second and third calendar quarters, respectively, of 2005. The Company believes that deviation in 2006 was related to customers speculating the direction of precious metal prices and holding their orders longer until their inventory levels were too low to meet the peak season. The Company believes that, in 2007, the seasonality of the Company’s business seasonality will return to normal.

Government Regulations

In April 2001, the Shenzhen Business Bureau granted Fuqi the right to operate for a period of ten years from the date of the inception of wholly-owned subsidiary, Fuqi China. On May 17, 2006, this right allowed the Company to transform Fuqi China into a Wholly Owned Foreign Enterprise (a “WOFE”) and formally transfer the ownership of Fuqi China from the founder to Fuqi BVI. Neither this transfer nor the Company’s acquisition by the VTM changed its business plan. The right to operate as a WOFE expires 30 years from the date of this approval but based on current PRC legislation, this right is renewable by application. A WOFE can only conduct business within its approved business scope, which ultimately appears on the business license. This license permits the Company to design, manufacture, sell and market jewelry products to department stores throughout the PRC. Any amendment to the scope of the Company’s business requires further application and government approval. The Company cannot assure you that it will be able to obtain the necessary government approval for any change or expansion of its business.

Under the PRC laws, supplies of precious metals such as platinum, gold and silver are highly regulated by certain government agencies. Shanghai Gold Exchange is the Company’s primary source of supply for its raw materials, which almost substantially consist of precious metals. The Company is required to obtain several membership and approval certificates from these government agencies in order to continue to conduct its business. The Company may be required to renew such memberships and to obtain approval certificates periodically. If the Company is unable to renew these periodic membership or approval certificates, it would materially affect its business operations. The Company is currently in good standing with these agencies.

Fuqi has also been granted independent import and export rights. These rights permit the Company to import and export jewelry in and out of China. With the relatively lower cost of production in China, the Company intend to expand into overseas markets after the launch of its China-based retail plan. However, the Company does not currently have plans to import jewelry into China.

Employees

Fuqi has more than 600 full-time employees. The Company is not subject to any collective bargaining agreements and believes its relationship with its employees is good.

Fuqi is required to contribute a portion of its employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Fuqi contributed approximately $140,000, $138,000 and $152,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Fuqi expects that the amount of its contribution to the government’s social insurance funds to increase in the future as it expands its workforce and operations.

Facilities

Fuqi’s principal executive offices are located at 5/F., Block 1, Shi Hua Industrial Zone, Cui Zhu Road North, Shenzhen 518019, China. The Company owns approximately 15,000 square feet of office and showroom space at this location.

Fuqi’s jewelry production facility is located in Shenzhen, China and, including office spaces, consists of approximately 66,000 square feet of building space. Fuqi owns approximately 33,000 square feet of this space and the remainder is leased from a landlord, Guanghong Jin Tong Hai Enterprises Ltd. The Company has acquired the space for production facility, office and show room located at 5/F., Block 1, Shi Hua Industrial Zone during 2005.

In July 2005, the Company entered into a leasing agreement with Shenzhen Jin Tong Hai Enterprises Ltd. to lease the production plan on 4th floor Block 1, Shi Hua Industrial Park for a approximately $112,000 per annum. from July 2005 to June 2010. The lease agreement will terminate in June 2010. The Company has the right to renew the lease prior to its termination. At the time of renewal, the lease amount will be renegotiated, and based on the current industrial leasing market, the Company expects that the lease amount will be increased by approximately 35% in the year of 2010.

ITEM 1A:  RISK FACTORS

Any investment in the Company’s common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Form 10-K before deciding whether to purchase any of its securities. The Company’s business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. None of the Company’s securities are currently listed or quoted for trading on any national securities exchange or national quotation system. If and when the Company’s securities are traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected Fuqi’s financial condition and operating results in the past or are currently affecting the Company. This filing also contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Form 10-K.

RISKS RELATED TO THE COMPANY'S OPERATIONS

Jewelry purchases are discretionary, may be particularly affected by adverse trends in the general economy, and a decline in either will make it more difficult to generate revenue.

The success of the Company’s operations depends to a significant extent upon a number of factors relating to discretionary consumer spending in China. These factors include economic conditions and perceptions of such conditions by consumers, employment, the rate of change in employment, the level of consumers’ disposable income, business conditions, interest rates, consumer debt levels, availability of credit and levels of taxation for the economy as a whole and in regional and local markets in China where the Company manufactures and sells its products. There can be no assurance that consumer spending on jewelry will not be adversely affected by changes in general economic conditions in China and globally.

Most of Fuqi’s sales are of products that include gold, platinum, precious metals and other commodities, and fluctuations in the availability and pricing of commodities would adversely impact its ability to obtain and produce products at favorable prices.

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, platinum and, to a lesser extent, other precious and semi-precious metals and stones. In the past, Fuqi has not hedged its requirement for gold, platinum or other raw materials through the use of options, forward contracts or outright commodity purchasing, but it intends to engage in such hedging in the future, depending on its available resources. A significant disruption in the Company’s supply of gold, platinum, and other commodities could decrease its production and shipping levels, materially increase its operating costs and materially adversely affect its profit margins. Shortages of gold, platinum, and other commodities or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which the Company purchases its raw materials and may adversely affect its ability to maintain production of its products and sustain profitability. If the Company was to experience a significant or prolonged shortage of gold, platinum, and other commodities, the Company would be unable to meet its production schedules and to ship products to its customers in timely fashion, which would adversely affect its sales, margins and customer relations.

Fuqi has only been engaged in the manufacture and wholesale distribution of jewelry products and has no experience or operating history with respect to its intended entry into the retail jewelry market. Fuqi’s attempt to enter the retail market may fail, divert management’s attention and adversely affect its operating results.

Fuqi has derived nearly all of its net revenues from the production and wholesale distribution of its jewelry products. The Company intends to devote management time and resources to establishing retail stores throughout China. The Company has no experience or operating history in the retail market, and its attempt to enter the market could fail and use substantial resources. Because the retail industry is new to the Company, it may be unable to effectively assess or address the evolving risks and difficulties present in this market, which could threaten its capacity to continue overall operations successfully in the future.

Fuqi may need to raise additional funds in the future. These funds may not be available on acceptable terms or at all, and, without additional funds, Fuqi may not be able to maintain or expand its business.

Fuqi expects to expend significant resources to commence its planned retail distribution of its manufactured jewelry in China. The Company will require substantial additional funds in order to finance its planned retail distribution, fund operating expenses, and to develop manufacturing, marketing and sales capabilities. Fuqi also expects to require additional funds to shift the focus of its primary product from gold to platinum. Without raising additional funds, it may not be able to meet these goals. The Company may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should also be aware that in the future:

•	Fuqi cannot be certain that additional capital will be available on favorable terms, if at all;

•	any available additional financing may not be adequate to meet the Company’s goals; and

•	any equity financing would result in dilution to shareholders.

If the Company cannot raise additional funds when needed, or on acceptable terms, it may not be able to effectively execute its growth strategy (including entering the retail market), take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In addition, the Company may be required to scale back or discontinue its production and development program, or obtain funds through strategic alliances that may require it to relinquish certain rights.

Fuqi’s ability to maintain or increase its revenue could be harmed if Fuqi is unable to strengthen and maintain a brand image.

Fuqi believes that primary factors in determining customer buying decisions in China’s jewelry sector include customer price, confidence in the merchandise sold, and the level and quality of customer service. The ability to differentiate its products from competitors by Fuqi’s brand based marketing strategies is a factor in attracting consumers, and if its strategy and efforts to promote its brand, such as beauty contest sponsorship, fails to garner brand recognition, its ability to generate revenue may suffer. If Fuqi is unable to differentiate its products, its ability to sell its products wholesale and its planned sale of products retail will be adversely affected. If the Company fails to anticipate, identify or react appropriately or in a timely manner to customer buying decisions, the Company could experience reduced consumer acceptance of its products, a diminished brand image, higher markdowns, and costs to recast overstocked jewelry. These factors could result in lower selling prices and sales volumes for the Company’s products, which could adversely affect its financial condition and results of operations. This risk is particularly acute because the Company relies on a limited demographic customer base for a large percentage of its sales.

If the Company is not able to adapt to changing jewelry trends in China, its inventory may be overstocked and the Company may be forced to reduce the price of its overstocked jewelry or incur the cost to recast it into new jewelry.

The Company depends on consumer fashions, preferences for jewelry and the demand for particular products in China. Jewelry design trends in China can change rapidly, as evidenced by the recent increase in the consumption of platinum jewelry in the Chinese market. The ability to predict accurately future changes in taste, respond to changes in consumer preferences, carry the inventory demanded by customers, deliver the appropriate quality, price products correctly and implement effective purchasing procedures, all have an important influence on determining sales performance and achieved gross margin. If the Company fails to anticipate, identify or react appropriately to changes in styles and trends, it could experience excess inventories, higher than normal markdowns or an inability to sell its products. If such a situation exists, the Company may need to incur additional costs to recast its products to fit the demand recovering only the raw material with all labor invested in the product lost.

The Company’s failure to manage growth effectively could have an adverse effect on its employee efficiency, product quality, working capital levels, and results of operations.

The Company intends to conduct a growth strategy into retail distribution of its products that it hopes will result in rapid growth, which will place significant demands on its managerial, operational and financial resources. Any significant growth in the market for the Company’s current wholesale business and its planned retail distribution would require it to expand its employee base for managerial, operational, financial, and other purposes. During any growth, the Company may face problems related to its operational and financial systems and controls, including quality control and delivery and service capabilities. The Company would also need to continue to expand, train and manage its employee base. The Company currently has approximately 600 full-time employees, and, at that size, a rapid increase in the number of its employees would be difficult to manage. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. If the Company is able to launch its retail business, some of these employees would need retail experience, which it currently have none.

Aside from increased difficulties in the management of human resources, the Company may also encounter working capital issues, as it will need increased liquidity to finance the purchases of raw materials and supplies, development of new products, establishment of new retail stores, and the hiring of additional employees. The Company’s failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on its profitability. The Company cannot assure you that it will be able to timely and effectively meet that demand and maintain the quality standards required by its existing and potential customers and licensees.

Fuqi is dependent on certain key personnel and loss of these key personnel could have a material adverse effect on its business, financial condition and results of operations.

Fuqi’s success is, to a certain extent, attributable to its management, sales and marketing, and operational and technical expertise of certain key personnel. Each of Fuqi’s named executive officers, including its Chief Executive Officer Yu Kwai Chong, performs key functions in the operation of its business. The Company does not have employment agreements with such key personnel, and there can be no assurance that the Company will be able to retain these officers or that such personnel may not receive and/or accept competing offers of employment. The loss of a significant number of these employees could have a material adverse effect upon the Company’s business, financial condition, and results of operations.

Fuqi is controlled by one shareholder, whose interests may differ from those of other shareholders. As a result, Fuqi could be prevented from entering into potentially beneficial transactions if they conflict with its major shareholder’s interests.

As of the close of the Share Exchange Transaction, Mr. Chong, Fuqi’s Chief Executive Officer and its largest shareholder, beneficially owns or controls approximately 91.2% of the Company’s outstanding shares. Mr. Chong was the former sole stockholders of Fuqi BVI. Mr. Chong possesses significant influence over the Company, giving him the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Without the consent of Mr. Chong, the Company could be prevented from entering into potentially beneficial transactions if they conflict with the Company’s major shareholder’s interests. The interests of this shareholder may differ from the interests of the Company’s other shareholders.

RISKS RELATED TO DOING BUSINESS IN CHINA

All of Fuqi’s assets are located in China and all of its revenues are derived from its operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon what business Fuqi may be able to conduct in the PRC and accordingly on the results of its operations and financial condition.

Fuqi’s business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which Fuqi must conduct its business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, including the jewelry industry, through regulation and state ownership. Fuqi’s ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Fuqi’s operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on Fuqi’s business.

The PRC's legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedents in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing the Company’s business, or the enforcement and performance of the Company’s arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. The Company is considered a foreign person or foreign funded enterprise under PRC laws, and as a result, the Company is required to comply with PRC laws and regulations. The Company cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its businesses. If the relevant authorities find the Company in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking the Company’s business, other licenses or authorities;

•	requiring that the Company restructure its ownership or operations; and

•	requiring that the Company discontinue some or all of its business.

The scope of the Company’s business license in China is limited, and the Company may not expand or continue its business without government approval and renewal, respectively.

Fuqi is a wholly-owned foreign enterprise, commonly known as a WOFE. A WOFE can only conduct business within its approved business scope, which ultimately appears on the business license. Fuqi’s license permits it to design, manufacture, sell and market jewelry products to department stores throughout the PRC. Any amendment to the scope of the Company’s business requires further application and government approval. In order for Fuqi to expand its business beyond the scope of its license, Fuqi will be required to enter into a negotiation with the authorities for the approval to expand the scope of its business. The Company cannot assure you that it will be able to obtain the necessary government approval for any change or expansion of its business.

Inflation in China could negatively affect the Company’s profitability and growth.

While the Chinese economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as minus 2%. If prices for the Company’s products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on the Company’s profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase the Company’s costs and also reduce demand for its products.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit the Company’s ability to operate, including its ability to pay dividends.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company's assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on any of the Company’s PRC resident shareholders and Fuqi BVI and Fuqi China. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

In addition, on August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revise China’s regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and the Company will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, the Company may need to expend significant time and resources to maintain compliance.

The Company’s business operations or future strategy could be adversely affected by the interpretations and implementation of the SAFE notices and the new rules. For example, the Company may be subject to more stringent review and approval process with respect to its foreign exchange activities.

Failure to comply with the United States Foreign Corrupt Practices Act could subject the Company to penalties and other adverse consequences.

Upon completion of the Share Exchange Transaction, the Company became subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with Fuqi, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. The Company can make no assurance, however, that its employees or other agents will not engage in such conduct for which the Company might be held responsible. If the Company’s employees or other agents are found to have engaged in such practices, the Company could suffer severe penalties and other consequences that may have a material adverse effect on its business, financial condition and results of operations.

We had enjoy certain preferential tax concessions and loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

The Company’s subsidiary, Fuqi China, enjoyed a reduced enterprise income tax rate of 15%, which is granted to all enterprises operating in Shenzhen Special Economic Zone, and prior to 2006, the Company was under the preferential income tax rate of 7.5% in 2005 and 2004 due to its status of being a new business. That status expired effective January 1, 2006. The expiration of the preferential tax treatment will increase the Company’s tax liabilities and reduce its profitability. Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, China will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. Since the PRC government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, the Company cannot reasonably estimate the financial impact of the new tax law to it at this time. Further, any future increase in the enterprise income tax rate applicable to the Company or other adverse tax treatments, could increase the Company’s tax liabilities and reduce our net income.

Any recurrence of severe acute respiratory syndrome, or SARS, the Avian Flu, or another widespread public health problem, in the PRC could adversely affect the Company’s operations.

A renewed outbreak of SARS, the Avian Flu or another widespread public health problem in China, where all of the Company’s manufacturing facilities are located and where all of its sales occur, could have a negative effect on its operations. The Company’s business is dependent upon its ability to continue to manufacture its products. Such an outbreak could have an impact on the Company’s operations as a result of:

•	quarantines or closures of some of its manufacturing facilities, which would severely disrupt the Company’s operations,

•	the sickness or death of the Company’s key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect the Company’s operations.

Because the Company’s business is located in the PRC, it may have difficulty establishing adequate management, legal and financial controls, which the Company is required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of the Company’s middle and top management staff are not educated and trained in the Western system. In addition, the Company may need to rely on a new and developing communication infrastructure to efficiently transfer its information from retail nodes to the head quarter. In addition, the Company may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, the Company may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, the Company may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in the Company’s internal controls which could impact the reliability of its financial statements and prevent it from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on the Company’s business.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against the Company or its management.

All of the Company’s current operations, including the manufacturing and distribution of jewelry, are conducted in China. Moreover, most of the Company’s directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against the Company or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against the Company or such persons predicated upon the securities laws of the United States or any state thereof.

RISKS RELATED TO THE COMPANY’S CAPITAL STRUCTURE

There is no current trading market for the Company’s common stock, and there is no assurance of an established public trading market, which would adversely affect the ability of its investors to sell their securities in the public market.

The Company’s common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. In the future, the Company intends to apply for the listing of its common stock on the NASDAQ Global Market, or NASDAQ. There is no guarantee that securities will be granted approval for listing on the NASDAQ. If the Company fails to obtain a listing on the NASDAQ, it may seek quotation on the OTC Bulletin Board. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ or American Stock Exchange. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ or American Stock Exchange. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

The Company may not be able to achieve the benefits expected to result from the Share Exchange Transaction, and, instead, its management’s diverted attention could materially and adversely affect its daily operations, its stock price and operating results.

On November 20, 2006, the Company entered into the Share Exchange Agreement with the sole shareholder of Fuqi BVI pursuant to which the Company agreed to acquire all of the issued and outstanding share capital of Fuqi BVI in exchange for newly issued shares of the Company’s common stock. On November 22, 2006, the Share Exchange closed, and Fuqi BVI became the Company’s wholly-owned subsidiary and the Company’s sole business operation became that of Fuqi BVI and its wholly-owned subsidiary, Fuqi China. Also, the management and directors of Fuqi BVI became the management and directors of the Company upon the closing of the Share Exchange. In addition, the Company changed its corporate name from “VT Marketing Services, Inc.” to “Fuqi International, Inc.” and reincorporated from the State of Nevada to the State of Delaware.

The Share Exchange was effected for various reasons, including:

•	access to the capital markets of the United States;

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Share Exchange will be realized in respect to the Company’s new business operations. In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect the Company’s operating results or stock price in the future.

If the Company fails to maintain effective internal controls over financial reporting, the price of its common stock may be adversely affected.

The Company’s internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of the Company’s common stock. The Company is required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact Fuqi’s public disclosures regarding the Company’s business, financial condition or results of operations. The Company’s failure of these controls could also prevent it from maintaining accurate accounting records and discovering accounting errors and financial frauds. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in the Company’s internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in Fuqi’s internal control over financial reporting, disclosure of management’s assessment of the Company’s internal controls over financial reporting or disclosure of its public accounting firm’s attestation to or report on management’s assessment of its internal controls over financial reporting may have an adverse impact on the price of its common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if the Company fails to comply in a timely manner, its business could be harmed and its stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of the Company’s internal control over financial reporting, and attestation of this assessment by the Company’s independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, the Company believes that the annual assessment of its internal controls requirement will first apply to its annual report for the 2007 fiscal year and the attestation requirement of management’s assessment by the Company’s independent registered public accountants will first apply to its annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. The Company may encounter problems or delays in completing activities necessary to make an assessment of its internal control over financial reporting. In addition, the attestation process by the Company’s independent registered public accountants is new and it may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the Company’s assessment by its independent registered public accountants. If the Company cannot assess its internal control over financial reporting as effective, or its independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

The Company’s common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

The Company’s common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) once, and if, it starts trading. The Company’s common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT listed on the NASDAQ Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of the Company’s common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of the Company’s common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The ability of the Company’s Chinese operating subsidiary to pay dividends may be restricted due to foreign exchange control regulations of China.

The ability of the Company’s Chinese operating subsidiary to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiary. Because substantially all of the Company’s operations are conducted in China and its revenues are generated in China, all of its revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into US Dollars.

Fuqi does not foresee paying cash dividends in the foreseeable future and, as a result, its investors sole source of gain, if any, will depend on capital appreciation, if any.

Fuqi does not plan to declare or pay any cash dividends on its shares of common stock in the foreseeable future and the Company currently intend to retain any future earnings for funding growth. The Company’s wholly-owned subsidiary, Fuqi China, prior to merger with the Company, paid cash dividends of $2,739,726, $5,421,687 and $3,975,904 during the years ended December 31, 2006, 2005 and 2004, respectively. Each of these dividends was paid by the Company’s subsidiary to Mr. Chong, as its sole stockholder, which offset partially the amounts due to the Company’s subsidiary by Mr. Chong. Fuqi currently has no intention to declare dividends in the foreseeable future. As a result, you should not rely on an investment in the Company’s securities if you require dividend income. Capital appreciation, if any, of the Company’s shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in Fuqi at or above the price you paid for them.

ITEM 1B. UNSOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Fuqi’s principal executive offices are located at 5/F., Block 1, Shi Hua Industrial Zone, Cui Zhu Road North, Shenzhen 518019, China. The Company owns approximately 15,000 square feet of office and showroom space at this location.

The Company’s jewelry production facility is located in Shenzhen, China and, including office spaces, consists of approximately 66,000 square feet of building space. The Company owns approximately 33,000 square feet of this space and the remainder is leased from a landlord, Guanghong Jin Tong Hai Enterprises Ltd. The Company has acquired the space for production facility, office and show room located at 5/F., Block 1, Shi Hua Industrial Zone during 2005.

In July 2005, Fuqi entered into a leasing agreement with Shenzhen Jin Tong Hai Enterprises Ltd. to lease the production plan on 4th floor Block 1, Shi Hua Industrial Park for a approximately $112,000 per annum, from July 2005 to June 2010. The lease agreement will terminate in June 2010. The Company has the right to renew the lease prior to its termination. At the time of renewal, the lease amount will be renegotiated, and based on the current industrial leasing market, the Company expects that the lease amount will be increased by approximately 35% in the year of 2010.

ITEM 3. LEGAL PROCEEDINGS

Fuqi is not involved in any material legal proceedings, nor is it aware of any potential or threatened material litigation, or any asserted claims that may result in material litigation or other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 8, 2006, prior to the effective registration of the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, the Board of Directors of the Company resolved to take action by unanimous written consent to reincorporate the Company from the State of Nevada to the State of Delaware and to change its name from “VT Marketing Services, Inc.” to “Fuqi International, Inc.,” effective December 8, 2006. The reincorporation and name change was approved by the written consent of the majority stockholder of the Company that holds 91.2% of its voting capital stock.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The shares of common stock of the Company are not currently listed or quoted for trading on any national securities exchange or national quotation system. The Company intends to apply for listing of its common stock on the NASDAQ.

If and when the Company’s common stock is listed or quoted for trading, the price of its common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. The Company believes that a number of factors, both within and outside its control, could cause the price of the Company’s common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of its common stock:

•	The Company’s ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	The Company’s financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and efficiency of the Company’s proposed products and services or its competitors’ products and services;

•	Announcements of innovations or new products or services by the Company or its competitors;

•	Federal and state governmental regulatory actions and the impact of such requirements on the Company’s business;

•	The development of litigation against the Company;

•	Period-to-period fluctuations in the Company’s operating results;

•	Changes in estimates of the Company’s performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of the Company; and

•	General economic and other national conditions.

Recent Sales of Unregistered Securities

On September 17, 2004, and in accordance with the Visitalk.com’s implementation of the Chapter 11 reorganization plan (as previously defined, the “Visitalk Plan”), the Company issued to VCC 324,044 shares of common stock and common stock purchase warrants allowing holders to purchase additional shares of its common stock (the “Plan Warrants”) to acquire certain technology rights from VCC. The Visitalk Plan further authorized VCC to distribute 54,837 of the 324,044 shares of common stock to 240 creditors of Visitalk.com and all of the Plan Warrants to 645 claimants of Visitalk.com, in accordance with the Visitalk Plan. Section 1145 of the Bankruptcy Code exempts the original issuance of securities under a plan of reorganization (as well as subsequent distributions by the distribution agent) from registration under the Securities Act and state securities laws. Under Section 1145, the issuance of securities pursuant to a plan of reorganization is exempt from registration if three principal requirements are satisfied:

(1)	the securities must be issued under a plan of reorganization by a debtor, its successor or an affiliate participating in a joint plan with the debtor;

(2)
the recipients of the securities must hold a claim against the debtor or such affiliate, an interest in the debtor or such affiliate, or a claim for an administrative expense against the debtor or such affiliate; and

(3)	the securities must be issued entirely in exchange for the recipient's claim against or interest in the debtor or such affiliate or "principally" in such exchange and "partly" for cash or property.

The Company believes that the offer and sale of the common stock and the Plan Warrants, in accordance with the Visitalk Plan, satisfy the requirements of Section 1145(a) of the Bankruptcy Code and, therefore, are exempt from registration under the Securities Act and state securities laws.

On July 21, 2006, pursuant to Stock Purchase Agreements, the Company issued a total of 1,460,011 shares of common stock (post Reverse Split) to two investors for an aggregate amount of $67,500. On July 21, 2006, it issued 36,617 shares of common stock to VCC in connection with the Stock Purchase Agreements. The securities were offered and issued to investors under the Stock Purchase Agreements in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The investors qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended). On July 21, 2006, the Company also issued 1,317 shares of common stock to 134 unaffiliated shareholders under an anti-dilution arrangement in the Visitalk Plan. The Company believes that the offer and sale of the common stock, in accordance with the Visitalk Plan, satisfy the requirements of Section 1145(a) of the Bankruptcy Code and, therefore, are exempt from registration under the Securities Act and state securities laws.

On November 22, 2006, pursuant to an Exchange Agreement, the Company acquired all of the outstanding capital stock of Fuqi BVI in a stock for stock exchange. The Company issued a total of 18,886,666 shares of common stock to Yu Kwai Chong, who was the sole shareholder of Fuqi BVI, in exchange for all of the issued and outstanding capital of Fuqi BVI. The securities were offered and issued to Yu Kwai Chong in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Yu Kwai Chong qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

Stockholders

As of December 31, 2006, the Company had approximately 208 common stockholders. In addition, the Company has 330 holders of its Plan Warrants and no option holders.

Rule 144

The Company had 20,715,384 shares of common stock currently issued and outstanding as of the close of the Share Exchange Transaction. In general, under Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), a person who has beneficially owned shares of the Company’s common stock for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

•	1% of the number of shares of its common stock then outstanding, which will equal approximately 207,241 shares of the Company’s common stock; or

•
the average weekly trading volume of its common stock, if and when the Company’s common stock is traded publicly traded, during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the Company for at least 90 days.

Under Rule 144(k) under the Securities Act, a person who is not deemed to have been one of the Company’s affiliates at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years is entitled to sell the shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Warrants

The Company also currently has outstanding two series of Plan Warrants with 8,423,491 in each series. Each Plan Warrant provides for the purchase of one share of common stock. The Series C Plan Warrants are exercisable at $3.00 per share and the Series E Plan warrants are exercisable at $4.00 per share. Any common stock issued upon exercise of a Plan Warrant is immediately tradable without restriction. The Plan Warrants are governed by a Warrant Agreement. The Warrant Agreement that governs the Plan Warrants restricts any one stockholder from acquiring ownership greater than 4.99% of the Company’s common stock.

Dividends

The Company does not expect to declare or pay any cash dividends on its common stock in the foreseeable future, and it currently intends to retain future earnings, if any, to finance the expansion of its business. The decision whether to pay cash dividends on the Company’s common stock will be made by the Company’s board of directors, in their discretion, and will depend on its financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

The Company’s wholly-owned subsidiary, Fuqi China, prior to merger with the Company, paid cash dividends of $2,739,726, $5,421,687 and $3,975,904 during the years ended December 31, 2006, 2005 and 2004 respectively. Each of these dividends was paid by the Company’s subsidiary to Mr. Chong, as its sole stockholder, which offset partially the amounts due to the Company’s subsidiary by Mr. Chong.

Transfer Agent

The transfer agent and registrar for the Company’s common stock is Computershare Trust Company, Inc.

Penny Stock Regulation

The Company’s common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) once, and if, it starts trading. The Company’s common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of the company’s common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of the Company’s common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Equity Compensation Plans

Refer to ITEM 11 below for information with respect to the Company’s equity compensation plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2006, 2005 and 2004 is derived from the Company’s audited consolidated financial statements, which, except for 2003 and 2002, are included elsewhere in this Form 10-K. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Consolidated Statement of Operations Data:	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)

Net sales	$92,409	$72,580	$56,765	$29,501	$15,226

Cost of sales	83,619	64,964	50,862	26,019	13,592

Gross profit	8,790	7,616	5,903	3,482	1,634

Operating expenses:
Selling and marketing	490	624	549	251	199
General and administrative	794	671	1,006	1,006	390

Total operating expenses	1,284	1,295	1,555	1,257	589

Income from operations	7,506	6,321	4,348	2,225	1,045

Other income (expenses):
Interest expense	(799)	(498)	(100)	-	-
Interest income	70	-	-	1	1
Loss on disposal of fixed assets	-	-	(45)	-	-
Miscellaneous	13	(1)	4	40	48

Total other income (expenses)	(716)	(499)	(141)	41	49

Income before provision for income taxes	6,790	5,822	4,207	2,266	1,094

Provision for income taxes	995	452	359	193	81

Net income	5,795	5,370	3,848	2,073	1,013

Other comprehensive income - foreign currency translation adjustments	288	143	-	-	-

Comprehensive income	$6,083	$5,513	$3,848	$2,073	$1,013

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)

Consolidated Balance Sheet Data:
Cash	$13,355	$71	$256	$1,294	$235
Total assets	31,125	28,115	11,230	8,579	9,097
Notes payable	14,087	12,392	4,819	380	-
Total stockholders’ equity	$10,945	$7,607	$2,695	$2,823	$437

Recapitalization

The acquisition of Fuqi BVI, and its wholly oned subsidiary Fuqi China, by the Company pursuant to the Share Exchange Transaction was accounted for as a recapitalization by the Company. The recapitalization was, at the time of the Share Exchange, the merger of a private operating company (Fuqi BVI) into a non-operating private shell corporation with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no goodwill is recorded. The transaction is the equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation. The pre-acquisition financial statements of Fuqi BVI are treated as the historical financial statements of the consolidated companies. The financial statements presented reflect the change in capitalization for all years presented, therefore the capital structure of the consolidated enterprise, being the capital structure of the legal parent, is different from that appearing in the financial statements of Fuqi BVI in earlier periods due to the recapitalization.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, the Company’s plans and expectations and financial projections. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K. See “ITEM 1A. RISK FACTORS.”

Overview

Fuqi is engaged in the design, manufacture, marketing and wholesale distribution of a full range of precious metal jewelry in China. The Company currently operates through two divisions: (i) production and (ii) sales and marketing. The production division is responsible for manufacturing of the Company’s jewelry products and the sales and marketing division is responsible for the selling and marketing functions of the products, including customer relations and customer service. The Company intends to enter into the retail distribution of its jewelry products by opening or acquiring retail stores in China during 2007.

          Fuqi generates its revenues primarily from the sale of gold and platinum jewelry. The Company intends to develop platinum as the primary metal from which its jewelry is manufactured to capitalize on the recent increase in consumption of platinum jewelry in China. The Company also will devote resources to strengthen its brand name in the China jewelry industry by expanding the marketing and promotion of its products and maintaining large-scale production of quality products. The Company’s operations are subject to all of the risks inherent in establishing a business enterprise in China, particularly one that is dependent, initially, on the ever-changing retail trends in products that are discretionary. If Fuqi does not receive the consumer or business acceptance that it anticipate, its revenues and operating results will likewise not reach the levels it anticipates. In addition, the Company’s ability to effectively conduct its operations must be evaluated in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with establishing a growth business, including uncertainty as to production capabilities, market acceptance, marketing methods, expenses and competition. The Company may not be successful in its proposed new business activities, such as entering the retail market for its products.

The Chinese jewelry industry has recently experienced growth due to a series of governmental reforms, an increase in income levels and growth in the urban population in China. The industry is also highly competitive, and the Company’s competitors include domestic and foreign jewelry manufacturers, wholesalers, and importers who may operate on a national, regional and local scale. Many of the Company’s competitors have substantially greater financial, technical and marketing resources and personnel than the Company. As the Company believes competition is largely based on quality, service, and pricing, its strategy is to provide competitively priced, moderate- to high-quality products to the high-volume retail jewelry market. The Company also intends to enter into the jewelry retail industry, which is also highly competitive. Many of the Company’s potential competitors in the retail industry will have larger customer bases, longer operating histories and significantly greater financial, technical, marketing and other resources. It may be difficult for a newcomer to enter into the retail industry, but the Company believes that its established production and wholesale distribution business will facilitate its entrance into the retail market.

The Company would need to raise additional capital as required to match its expansion plan. The Company anticipates that it would need approximately $40.0 million in additional capital to execute its retail plan for the coming two years. If the Company is able to obtain the additional capital, a substantial portion of it, approximately $20.0 million, would be used to acquire raw materials. A smaller portion of the additional capital, approximately $16.0 million, would be used for the opening or acquiring of retail outlets. Approximately $2.0 million of the additional capital would be used to acquire components and additional toolings while the remaining portion of the additional capital would be applied to working capital for labor to manufacture jewelry and marketing and promotional activities.

Corporate History

Fuqi was originally incorporated in the State of Arizona on September 3, 2004 as VT Marketing Services, Inc. The Company was a wholly-owned subsidiary of Visitalk Capital Corporation (“VCC”), and was formed as part of the implementation of the Chapter 11 reorganization plan (the “Visitalk Plan”) of visitalk.com, Inc. (“Visitalk.com”). Visitalk.com filed for Chapter 11 Bankruptcy in November 2000. The Visitalk Plan became effective on September 17, 2004 (the “Effective Date”). On September 22, 2004, Visitalk.com merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan. As part of the Visitalk Plan, the Company issued shares of its common stock and warrants to purchase shares of its common stock that were distributed to creditors and claimants of Visitalk.com. The Company’s original business was to use Visitalk.com’s technology to facilitate peer-to-peer marketing activities. On July 21, 2006, the Company sold 1,368,761 shares of common stock (post Reverse Split) to BayPeak, LLC. As part of this transaction (the “Bay Peak Sale”), the Company abandoned its peer-to-peer marketing business, and began to seek companies in Asia with potential, in particular companies based in China, to acquire. The shares issued in the Bay Peak Sale represented 75% of the Company’s outstanding shares at the time of issuance. On July 28, 2006, Visitalk.com was granted its Final Decree by the Bankruptcy Court. On November 6, 2006, the Company conducted a reverse stock split of its shares common stock and issued one share for each 15.43 shares of its common stock then outstanding (the “Reverse Split”). No shareholder was reversed below 100 shares in the Reverse Split and the then outstanding Plan Warrants were not affected by the Reverse Split. On November 8, 2006, the Company changed its state of incorporation from Arizona to Nevada.

On November 20, 2006, the Company entered into a share exchange agreement with Yu Kwai Chong, who is the sole shareholder of Fuqi BVI pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock of Fuqi BVI (the “Exchange Transaction”). The Exchange Transaction closed on November 22, 2006 and, per the terms of the share exchange agreement (the “Share Exchange Agreement”), the Company issued an aggregate of 18,886,666 shares of its common stock (post Reverse Split) in exchange for all of the issued and outstanding securities of Fuqi BVI. Pursuant to the Share Exchange Agreement, BayPeak agreed to cancel 8,761 shares of common stock.

On December 8, 2006, the Company changed its corporate name from “VT Marketing Services, Inc.” to “Fuqi International, Inc.” and reincorporated from the State of Nevada to the State of Delaware.

For financial accounting purposes, the Exchange Transaction was treated as a reverse acquisition by Fuqi BVI, under the purchase method of accounting, and was treated as a recapitalization with Fuqi BVI as the acquirer. Accordingly, the Company’s historical financial statements have been prepared to give retroactive effect to the reverse acquisition completed on November 22, 2006, and represent the operations of Fuqi BVI and its wholly-owned subsidiary, Shenzhen Fuqi Jewelry Co., Ltd. (“Fuqi China”), a company established under the laws of the People's Republic of China. Upon the acquisition of Fuqi BVI, the Company’s sole business operations became that of Fuqi BVI.

Critical Accounting Policies, Estimates and Assumptions

Management's discussion and analysis of results of operations and financial condition are based upon the Company’s consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, provisions for income taxes and allowance for doubtful accounts, the recoverability of the long-lived assets. Actual results could differ from these estimates. Periodically, the review all significant estimates and assumptions affecting the financial statements and records the effect of any necessary adjustments.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of the Company’s consolidated financial statements:

Revenue Recognition. Revenue is recognized upon delivery and acceptance of jewelry products by the Company’s customers, provided that the other conditions of sales are satisfied: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, upon shipment when title passes, or services have been rendered; (iii) the Company’s price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

Currency Reporting. Amounts reported are stated in U.S. Dollars, unless stated otherwise. The Company’s functional currency is reported in Renminbi ("RMB"). Foreign currency transactions (outside PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. The Company’s functional currency is RMB. For the purpose of preparing the consolidated financial statements, the consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of end of the respective period and the statements of operations have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the statements of income and comprehensive income and as a separate component of statements of shareholders' equity.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts, the aging of accounts receivable, its history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or the Company’s customers' actual defaults exceed historical experience, the Company’s estimates could change and impact its reported results. The Company has not been experiencing any significant amount of bad debt in the past.

Inventory. Inventories are stated at lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-moving and ongoing products. The Company’s products contain gold and platinum material which will not become obsolete and accordingly the Company did not provide any reserve for slow-moving and obsolete inventory.

Results of Operations

The following table sets forth the consolidated statements of operations of the Company for the years ended December 31, 2006, 2005 and 2004 U.S. dollars:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Net sales	$92,409	$72,580	$56,765

Cost of sales	83,619	64,964	50,862

Gross profit	8,790	7,616	5,903

Operating expenses:
Selling and marketing	490	624	549
General and administrative	794	671	1,006

Total operating expenses	1,284	1,295	1,555

Income from operations	7,506	6,321	4,348

Other income (expenses):
Interest expense	(799)	(498)	(100)
Interest income	70	-	-
Loss on disposal of fixed assets	-	-	(45)
Miscellaneous	13	(1)	4

Total other expenses	(716)	(499)	(141)

Income before provision for income taxes	6,790	5,822	4,207

Provision for income taxes	995	452	359

Net income	5,795	5,370	3,848

Other comprehensive income - foreign currency translation adjustments	288	143	-

Comprehensive income	$6,083	$5,513	$3,848

Years Ended December 31, 2006 and 2005

Net sales for the year ended December 31, 2006 increased to $92.4 million, an increase of $19.8 million, or 27.3%, compared to net sales of $72.6 million for the year ended December 31, 2005. The increase in net sales was primarily the result of an increase in the Company’s prices, which was the result of an increase in the price of precious metals, and a change in product mix. In 2006, the Company sold 572,557 grams platinum jewelry, an increase of 97,519 grams, or 20.5%, compared to 475,038 grams sold in 2005. The sales price per gram for platinum jewelry was higher than that of gold. The Company believes that the change in product mix was the combined effect of narrowing price gap between platinum and gold and marketing efforts.

Sales for the years ended December 31, 2006 and 2005 were comprised of the following (expressed in millions of dollars):

	Year Ended December 31,
	2006		2005
	Amount in $	%	Amount in $	%
Platinum	21.0	22.7	13.2	18.2
Gold	43.6	47.2	34.9	48.1
K-gold and Studded Jewelry	27.8	30.1	24.5	33.7
Total	92.4	100.0	72.6	100.0

Cost of sales is mainly comprised of costs of raw materials, primarily gold and platinum, in addition to direct manufacturing costs and factory overhead, which accounted for approximately 1% of the cost of sales for the year December 31, 2006. Cost of sales for the year ended December 31, 2006 increased to $83.6 million, an increase of $18.6 million, or 28.6%, compared to cost of sales of $65.0 million for the year 2005. The increase was primarily due to the increase in net sales for year ended December 31, 2006, and the percentage of the increase in cost of sales was relatively close to the increase in net sales. The small difference in change in percentage was mainly generated by more labor hours for processing platinum.

Gross profit for the year ended December 31, 2006 increased to $8.8 million, an increase of $1.2 million, or 15.8%, compared to $7.6 million for the same period in 2005. The increase in gross profit resulted primarily from the increase in net sales, which resulted from an increase in precious metal prices. However, gross profit margin decreased to 9.5% for year ended December 31, 2006, compared to 10.5% for the same period in 2005. The decrease in gross profit margin was mainly attributed to the Company’s intended reduction in its margin to attract more sales in order to reduce the adverse effects caused by wide fluctuation of precious metal prices during the second and the third quarters in 2006. There was a general decrease in total demand caused by wide fluctuation in precious metal prices. The Company decreased its margin to encourage retailers to replenish their inventory through increased buying during the period of uncertain fluctuations in the prices of precious metal prices. However, the Company did not experience a significant effect in attracting sales by lowering its gross margin and the Company reinstated its normal gross margin rates in the fourth quarter of 2006.

Selling and marketing expenses are primarily comprised of business taxes, advertising expenses, traveling expenses, production costs of marketing materials, insurance and delivery expenses. Selling and marketing expenses for the year ended December 31, 2006 were $490,191, a decrease of $133,940, or 21.5%, as compared to $624,131 for the year ended December 31, 2005. The decrease in selling and marketing expenses was primarily due to the Company’s more targeted and focused marketing efforts. The Company expects a higher selling and marketing expenses due to higher business taxes in line with increase of sales. In addition, the Company expects to spend more on advertising expenses in an attempt to strengthen brand awareness and establish and maintain a strong market position.

General and administrative expenses consist primarily of payroll compensation, benefits and travel expenses for the Company’s staff, professional fees such as accountants and financial advisors, depreciation expenses, as well as administrative office expenses. General and administrative expenses for the year ended December 31, 2006 were $793,453, an increase of $122,262, or 18.2%, as compared to $671,191 for the same period in 2005. The increase in general and administrative expenses was mainly due to costs and fees incurred in connection with a reverse merger with a U.S. corporation. The Company expects its general and administrative expenses will increase due to the various additional legal, accounting and other requirements applicable to a public company in the United States and those incremental costs being incurred in retail establishments and operations. The Company expects general and administrative expenses will be higher because more professional costs will be incurred to improve the Company’s ability to meet requirements of a public company in the US.

Interest expenses were approximately $799,000 for the year ended December 31, 2006, an increase of $301,000, or 60.4%, as compared to $498,000 for year ended December 31, 2005. The increase in interest expense was primarily a result of the Company’s increase in interest rate of short term bank financing for the year ended December 31, 2006.

Provision for income tax expense was approximately $995,000 for the year ended December 31, 2006, an increase of $542,000, or 119.6%, as compared to approximately $453,000 for the same period in 2005. The increase was primarily due to the increase in the Company’s operating income for the year ended December 31, 2006. Companies in China are generally subject to a 30% state enterprise income tax and a 3% national income tax. The Company’s subsidiary, Fuqi China, enjoyed a reduced enterprise income tax rate of 15%, which is granted to all enterprises operating in Shenzhen Special Economic Zone. Prior to 2006, the Company was under the preferential income tax rate of 7.5% in 2005 and 2004 due to its status of being a new business. That status expired effective January 1, 2006. Because of the recent announcement in income tax rate restructure, the Company will be subject to an income tax rate of 25%. However, the impacts will depend on the timing for Shenzhen city to apply the new tax rate.

Net income increased to $5.8 million for year ended December 31, 2006 from $5.4 million for the year ended December 31, 2005, an increase of $0.4 million, or 7.4%. The Company believes that, taking into account the increase of expenses should be able to maintain the net income to sales ratio of 2007 as that of 2006.

Other comprehensive income was $288,000 during 2006, an increase of $144,000 or 100%, as compared to $144,000 during 2005. The China government maintained a relatively fixed exchange rate against U.S. dollars until the end of the third quarter of 2005. The China government exchange rate continued to appreciate during the year ended December 31, 2006.

Years Ended December 31, 2005 and 2004

Net sales for the year ended December 31, 2005 increased to $72.6 million, an increase of $15.8 million, or 27.9%, compared to net sales of $56.8 million for the year ended December 31, 2004. The increase in net sales was primarily the result of an increase in the quantity of jewelry that the Company sold, which increased primarily because it lengthened the accounts receivable period.

Sales for the years ended December 31, 2005 and 2004 were comprised of the following (expressed in million of dollars):

	Year Ended December 31,
	2005		2004
	Amount in $	%	Amount in $	%
Platinum	13.2	18.2	9.3	16.4
Gold	34.9	48.1	26.3	46.3
K-gold and Studded Jewelry	24.5	33.7	21.2	37.3
Total	72.6	100.0	56.8	100.0

Cost of sales for the year ended December 31, 2005 increased to $65.0 million, an increase of $14.1 million, or 27.7%, compared to cost of sales of $50.9 million for the year ended December 31, 2004. The increase was primarily due to the increase in net sales for the year ended December 31, 2005, and the percentage of the increase in cost of sales was relatively level with the increase in net sales. To the extent that inflation effected the cost of raw materials, the extra cost caused by inflation was shifted to customers. The increase in cost of sales is in proportion to the increase in net sales. The Company obtained short term bank financings to acquire raw materials to meet the demands.

Gross profit for the year ended December 31, 2005 increased to $7.6 million, an increase of $1.7 million, or 28.8%, compared to $5.9 million for the year ended December 31, 2004. The increase in gross profit resulted primarily from the increase in net sales. Gross profit margin remained relatively stable at 10.5% for the year ended December 31, 2005, compared to 10.4% for the year ended December 31, 2004.

Selling and marketing expenses for the year ended December 31, 2005 were $624,000, an increase of $75,000, or 13.7%, as compared to $549,000 for the year ended December 31, 2004. The increase in selling and marketing expenses was primarily due to the increase of promotion and advertising activities.

General and administrative expenses for the year ended December 31, 2005 were $671,000, a decrease of $335,000, or 33.3%, as compared to $1,006,000 for the year ended December 31, 2004. The decrease in general and administrative expenses was mainly due to a decrease in legal and professional fees in the year ended December 31, 2005 as majority of the audit fees for the historical financial statement were incurred in 2005. In addition the Company accrued estimated penalties on unpaid business taxes related to the cash revenues in 2004. The Company settled the outstanding taxes amount with the tax authority during 2006 and as a result, no penalties were assessed. Accordingly, no penalties were accrued for the year of 2005.

Interest expenses were approximately $498,000 for the year ended December 31, 2005, an increase of $398,000, or 398%, as compared to $100,000 for year ended December 31, 2004. The increase in interest expense was primarily a result of increased bank loans borrowed in the year ended December 31, 2005.

Provision for income tax expense was approximately $452,000 for the year ended December 31, 2005, an increase of $93,000, or 25.9%, as compared to approximately $359,000 for the year ended December 31, 2004. The increase was primarily due to the increase in the Company’s operating income for the year ended December 31, 2005.

Other comprehensive income increased by $143,000 during 2005 compared to $0 during 2004. The China government maintained a relatively fixed exchange rate against U.S. dollars until the end of the third quarter of 2005 and therefore there were no adjustments related to foreign currency translations during 2004.

Net income increased to $5.4 million for the year ended December 31, 2005 from $3.8 million for the year ended December 31, 2004, an increase of $1.6 million, or 42%.

Liquidity and Capital Resources

At December 31, 2006, Fuqi had retained earnings of $3,288,426 and had cash of $13,354,981. Fuqi has historically financed its operations with cash flows generated from operations, as well as through the borrowing of long term or short term bank loans. The Company uses its inventory as a guarantee to loans.

The Company currently has current loan payables in an aggregate amount of $14,086,852, which consists of (i) a note for $1,280,623 with an interest rate of 5.76% that matured in January 2007, (ii) two notes for $2,561,246 with an interest rate of 5.85% that is due in February 2007, (iii) four notes for $3,841,869 with an interest rate of 5.832% that is due in January 2007, (iv) a note for $1,280,623 with an interest rate of 6.138% that is due in March 2007, (v) a note for $960,467 with an interest rate of 6.732% that is due in July 2007, (vi) a note for $960,467 with an interest rate of 6.732% that is due in September 2007, (vii) a note for $1,024,498 with an interest rate of 6.426% that is due in September 2007, (viii) a note for $896,436 with an interest rate of 6.426% that is due in October 2007 and (ix) a note for $1,280,623 with an interest rate of 6.732% that is due in December 2007. The Company’s loans are secured by inventory, real property and/or guaranteed by the Company’s affiliates.

Net cash provided by operating activities was $4.0 million for the year ended December 31, 2006, compared to net cash provided by operations of $3.2 million for the same period in 2005. Net cash provided increased by $0.8 million primarily because of (i) the utilization of VAT refundable of $0.4 million, (ii) decrease in inventory of $0.1 million and (iii) recovery of inventory loan receivable of $0.7 million, in addition to a change in prepaid expenses. During 2006, precious metal prices fluctuated widely from the second quarter to end of third quarter. As a result, most of the customers did not purchase in the same pattern of the previous year, the Company’s jewelry stock moved slowly, and its level of inventory increased to a high level prior to the extended holidays in China (such as the Labor Day and the National Day). During this period, the timeliness of the Company’s receipt of payment was also affected. As a result, the Company experienced a use of cash of $2.8 million by accounts receivable and of $1.6 million by decreased sales deposits. Since the Company does not use hedging tools for precious metals, it continued to acquire some inventory when the price had dropped to a lower level. The Company believed, however, that its customers and the market did not have sufficient inventory to meet the demand in the fourth quarter of 2006, which is the highest sales season of the year, and that most of the Company’s inventory was sold in the fourth quarter.

Net cash provided by investing activities amounted to $9.6 million for the year ended December 31, 2006, compared to net cash used for investing activities of $17.9 million for the year ended December 31, 2005. The change is because the major shareholder repaid his advance to the Company. The grossed up amount of the advance to the shareholder was approximately $58 million during the year ended December 31, 2006.

Net cash used for financing activities amounted to $595,000 for the year ended December 31, 2006, compared to net cash provided by financing activities of $14.6 million for the year ended December 31, 2005. The change was primarily a result of the Company taking its short-term bank loans in 2005 and while no new loans were taken out in 2006.

The Company believes that its current cash and cash flow from operations will be sufficient to meet its anticipated cash needs, including its cash needs for working capital, for the next 12 months for its wholesale business. The Company may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions the Company may decide to pursue.

Fuqi intends to establish a retail sales plan aimed at gaining market share in the growing consumer market in China. Fuqi intends to open retail stores throughout China, initially, and in Hong Kong and the United States in the future. During 2007, Fuqi intends to open and/or acquire 20 retail counters and open 2 retail stores in municipalities and provincial capitals throughout China. In 2008, the Company plans to acquire an additional 6 to 7 retail stores and acquire 40 to 50 counters, while opening 2 to 3 stores and 20 to 30 counters in that year. The Company has identified various locations for its retail outlets and the Company is currently negotiating the acquisition of leases of such locations without acquiring the existing business. The Company’s Chinese legal counsel is preparing a letter of intent with preliminary acquisition terms to be entered into with sellers with respect to five of these locations. Assuming that negotiations continue at their current pace without unanticipated delay, the Company believes that the letters of intent for these five stores and counters will be entered into in April 2007 and acquired in May 2007. There can be no assurances that the negotiations and acquisition will continue in a timely manner or at all.

The Company would need to raise additional capital as required to match its expansion plan. The Company anticipates that it would need approximately $40.0 million in additional capital to execute its retail plan for the coming two years. If the Company is able to obtain the additional capital, a substantial portion of it, approximately $20.0 million, would be used to acquire raw materials. A smaller portion of the additional capital, approximately $16.0 million, would be used for the opening or acquiring of retail outlets. Approximately $2.0 million of the additional capital would be used to acquire components and additional toolings while the remaining portion of the additional capital would be applied to working capital for labor to manufacture jewelry and marketing and promotional activities. Additional capital for this objective would be required that is in excess of the Company’s liquidity, requiring the Company to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and its existing financial position and results of operations.

The following table describes the Company’s contractual commitments and obligations as of December 31, 2006 (in thousands):

Contractual obligations	Payments due by period (in $)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease of Plant	460,499	164,201	238,670	57,628	—

Seasonality

The Company’s business is seasonal in nature. The Company’s sales and net income are traditionally higher in the fourth calendar quarter than the rest of the year. The primary factors that affect the seasonal changes in the Company’s business operations are holidays and traditional Chinese festivals. In the fourth quarter, retailers often experience increased sales due to the golden week of Chinese National Day, Christmas and New Year’s Day. In addition, jewelry retailers commonly stock up from wholesalers to prepare for potentially higher sales during the period before Chinese New Year, which is a peak season of marriage and newborns in China. This seasonal trend in our business occurred during 2005; however, there was a slight deviation in during 2006. During fiscal 2006, a larger portion of the Company’s sales was generated during the first quarter, with net income of $2.3 million for the first quarter of 2006, as compared to net income of $0.4 million, $0.9 million and $2.1 million for the second, third and forth calendar quarters, respectively. During fiscal 2005, the Company had net income of $2.1 million for the fourth quarter, as compared to net income of $1.3 million, $0.6 million and $1.3 million for the first, second and third calendar quarters, respectively, of 2005. The Company believes that deviation in 2006 was related to customers speculating the direction of precious metal prices and holding their orders longer until their inventory levels were too low to meet the peak season. The Company believes that, in 2007, the seasonality of the Company’s business seasonality will return to normal.

Off-Balance Sheet Transactions

The Company has no material off-balance sheet transactions.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB's interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, however, early adoption is permitted for instruments acquired or issued after the beginning of an entity's fiscal year in 2006. The Company is evaluating the impact of this new pronouncement to its financial position and results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is evaluating the impact of this new pronouncement to the Company’s financial position and results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this new pronouncement to its financial position and results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 will have a material impact on the Company’s financial position or results of operations, as its does not currently have any defined benefit pension or other post-retirement plans.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”),“Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, “Financial Statements - Materiality”, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company does not expect the application of the provisions of SAB 108 to have a material impact, if any, on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the board to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

Change in Accountants

After the close of the Share Exchange, on November 22, 2006, the Company dismissed Epstein, Weber & Conover, P.L.C. ("EWC") as its independent registered public accounting firm following the change in control of the Company in connection with the Share Exchange. The Company engaged EWC to audit its financial statements for the year ended December 31, 2005 and 2004. The report of EWC on the financial statements of the Company for the fiscal years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to the Company’s ability to continue as a going concern. While EWC was engaged by the Company, there were no disagreements with EWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the Company, which disagreements if not resolved to the satisfaction of EWC would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements for the fiscal years ended December 31, 2005 and 2004. The Company engaged Stonefield Josephson, Inc., which served as Fuqi China’s independent registered certified public accountants for the fiscal years ended December 31, 2005, 2004 and 2003, as the Company’s independent registered public accounting firm as of November 22, 2006, the close of the Share Exchange.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. The functional currencies of the Company are Renminbi (RMB). Substantially all of the Company’s operations are conducted in the PRC. The Company’s sales and purchases are conducted within the PRC in RMB. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of the Company’s net assets and income derived from its operations in the PRC. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

Credit Risk. The Company’s product revenues are concentrated in production and sales of fine jewelry products, which are highly competitive with frequent changes in styles and fashion. Significant customer preference changes in the industry or customer requirements, or the emergence of competitive products with better marketing strategies and more well-known brand name, could adversely affect the Company’s operating results. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The credit risk in the accounts receivable is mitigated by the fact that the Company performs ongoing credit evaluations of its customers’ financial condition and that accounts receivable are primarily derived from large credit-worthy companies throughout the PRC. In addition, the Company has attempted to diversify its customer base. Historically, the Company has not experienced significant losses related to trade receivables. Generally, no collateral is required.

Country Risk. Substantially all of the Company’s business, assets and operations are located and conducted in China. While China’s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on the Company. For example, the Company’s operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to the Company. If there are any changes in any policies by the Chinese government and the Company’s business is negatively affected as a result, then its financial results, including its ability to generate revenues and profits, will also be negatively affected.

Inflation. Inflationary factors such as increases in the Company’s overhead costs may adversely affect its operating results. Although the Company does not believe that inflation has had a material impact on its financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on its ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of its products do not increase with these increased costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer, in consultation with its other members of management and advisors as appropriate, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures are effective in alerting them in a timely fashion to all material information required to be included in its periodic filings with the SEC. However, the Company’s independent auditors have identified significant deficiencies that the Company is currently working to correct. The significant deficiencies are described below in that subsection captioned "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls".

Changes In Internal Control Over Financial Reporting

The term “Internal Control Over Financial Reporting” is defined as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Principal Financial Officer, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

On November 20, 2006, the Company entered into a share exchange agreement with Yu Kwai Chong, who is the sole shareholder of Fuqi BVI pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock of Fuqi BVI (the “Exchange Transaction”). The Exchange Transaction closed on November 22, 2006 and, per the terms of the share exchange agreement (the “Share Exchange Agreement”) Fuqi BVI became the Company’s wholly-owned subsidiary and the Company’s sole business operations became that of Fuqi BVI. Also as a result of the Share Exchange, the internal control over financial reporting utilized by Fuqi BVI prior to the Share Exchange became the internal control over financial reporting of the Company. This change in internal control over financial reporting occurred during our last fiscal quarter and has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Other than the foregoing and except as noted below in that subsection captioned "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls", there were no changes in its internal control over financial reporting identified in connection with its evaluation of these controls during the quarter ended December 31, 2006, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

The Company’s independent auditors, Stonefield Josephson, Inc., identified that its accounting on certain significant transactions were incorrectly calculated or incorrectly recorded. During the course of the audit field work, its independent auditors discovered these errors. The independent auditors discussed these matters with the Company’s Chief Financial Officer, and it subsequently reevaluated the transactions and recorded the necessary adjustments. The auditors believe that these adjustments reflected significant deficiencies in the Company’s internal controls over accounting and financial reporting. The Company is in the process of improving its internal controls in an effort to improve is control processes and procedures with training programs that will start in the second quarter of 2007. Management and directors will continue to work with its auditors and other outside advisors to ensure that the Company’s controls and procedures are adequate and effective.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals constitute the Company’s board of directors and executive management:

Name	Age	Position
Yu Kwai Chong	47	President, Chief Executive Officer and Chairman of the Board

Ching Wan Wong	39	Chief Financial Officer and Director

Lie Xi Zhuang	39	Chief Operating Officer and Director

Yu Kwai Chong

Mr. Chong is the founder of the Company and has been its President, Chief Executive Officer and Chairman of the Board of Directors since inception in April 2001. As CEO, Mr. Chong is responsible for the strategic planning, marketing and overall growth of the Company. In addition, Mr. Chong currently holds a directorship position at a number of private companies in China, including Shenzhen Rongxing (Group) Limited, Guangdong Grand Heaven Information Security Systems Engineering Co., Ltd., Shenzhen Xinke Investment Co., Ltd., Shenzhen Laiyongchu Alcohol Distillery Co., Ltd., Shenzhen Professional Rugged Computer Co., Ltd., and Shenzhen Union Broadband Communication Co., Ltd. These companies engage in businesses that range from investment management, IT engineering to computer and communication equipment management.

Ching Wan Wong

Mr. Wong has been the Company’s Chief Financing Officer (CFO) since the inception of Fuqi BVI in January 2004. From April 2002 to the present, Mr. Wong worked as a tax consultant at the Guandong Yuexin Registered Tax Agent Co., Ltd. From September 2000 to March 2002, Mr. Wong served as the finance director of MindShare China, a communications firm. Mr. Wong received his Bachelor of Business Administration from the Chinese University of Hong Kong and his Bachelor of Commerce from University of Southern Queensland. He is a registered accountant in Australia, Hong Kong, and Canada, and has taken the position of CFO in China for a multinational media company and is experienced in international financial management.

Lie Xi Zhuang

Mr. Zhuang is a co-founder and Chief Operating Officer of Fuqi China with the responsibility for production management and cost control. Prior to founding Fuqi China in January 2004, Mr. Zhuang was the Business Manager of Shenzhen Ping Shen Gold and Silver Jewelry Co., Ltd. since 1997, and from 1993 to 1997, Mr. Zhuang was the Business Manager of Shenzhen Gao De Gold and Silver Jewelry Company. Mr. Zhuang was certified with a Higher Diploma in Management by Hunan Xiang Tan University.

Family Relationships

There are no family relationships among the individuals comprising the Company’s board of directors.

Director Compensation

The Company does not currently have an established policy to provide compensation to members of its Board of Directors for their services in that capacity. The Company intends to develop such a policy in the near future.

The Board of Directors and Committees

The Company’s Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. The Company is not required to maintain such committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system. The Company is also not currently required to maintain independent members of its Board of Directors. If the Company is successful in listing its common stock on the NASDAQ, the Company would be required to have, prior to listing, independent directors and an independent audit committee formed, in compliance with the requirements for listing on the American Stock Exchange and in compliance with Rule 10A-3 of the Securities Exchange Act of 1934. The Company intends to independent directors and create board committees in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance.

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. The Company’s current officers, directors and beneficial holders of 10% or more of its equity securities became subject to such requirement and to date, based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company during its most recent fiscal year, none of the Company’s officers or directors has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics.

As of December 31, 2006, the had not yet to adopt a Code of Business Conduct and Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Board of Directors of the Company is currently reviewing drafts of a Code of Business Conduct and Ethics that will be applicable to all directors, officers and executive employees, including the Chief Executive Officer and Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

Prior to the Share Exchange on November 22, 2006, the Company was engaged in businesses unrelated to its current operations. The officers and directors of the Company prior to the Share Exchange are no longer employed by or affiliated with the Company. Phillip Cory Roberts, the Company’s president during 2006 prior to Share Exchange, received no compensation or other perquisites for serving in such capacity.

The Company’s Chairman, Chief Executive Officer, and President, Yu Kwai Chong, determined the compensation for the Company’s current executive officers that was earned and paid in fiscal 2006. The compensation consisted solely of each executive officers salary. None of the Company’s current executive officers received cash bonuses during the fiscal years of 2006, 2005 and 2004.

The Company believes that the current salaries paid to its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer during 2006, 2005, and 2004 is indicative of the fair value of the services provided to the Company, as measured by the local market in China. Once or soon after the Company has become a company with securities publicly traded in the United States, it intends to substantially increase the annual compensation to its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. Prior to the compensation increases that are anticipated for the Company’s executive officers, the Board will establish a compensation committee of independent directors that will develop a compensation program for the Company’s executive officers for fiscal 2007 and thereafter to determine the proper levels and nature of executive compensation to achieve the objectives of the Company as described below. The reasons for the substantially higher compensation is based on the increased amount of responsibilities to be assumed by each of these executives after the Company becomes a public listed company. In addition, the Company expects to seek to enter into long term employment contracts with its executive officers, after its securities are traded on a U.S. exchange, to increase stability of the Company. The Company also expects to expand the scope of its compensation, such as the possibility of granting options to executive officers and tying compensation to predetermined performance goals.

The Company’s board of directors has not yet developed or considered a compensation program for its executive officers for fiscal 2007 and beyond. It is expected that the Company’s board will seek to establish a compensation program for executive officers that will be designed to attract, as needed, individuals with the skills necessary for it achieves its business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that the Company expects. The Company also expects that its executive compensation program will be designed to afford its executive officers a sense of ownership in the Company and overall entrepreneurial spirit, and to link rewards to measurable company and individual performance.

In addition, the Company’s board of directors does not currently have a compensation committee. The Company anticipates that its board of directors will establish a compensation committee in fiscal 2007 that will be comprised of non-employee members of its board of directors. The Company’s current expectation is that the compensation committee of its board of directors will perform, at least annually, a strategic review of the compensation program for its executive officers to determine whether it provides adequate incentives and motivation to its executive officers and whether it adequately compensates its executive officers relative to comparable officers in other companies with which the Company competes for executives. Those companies may or may not be public companies or companies located in the PRC or even, in all cases, companies in the jewelry business.

Summary Compensation Table

The following table sets forth information concerning the compensation for the three fiscal years ended December 31, 2006, 2005, and 2004 of the principal executive officer, principal financial officer, in addition to, as applicable, the Company’s three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the Company at the end of the last fiscal year (collectively, the “Named Executive Officers”).

Name and Position	Year	Salary($)	All Other Compensation ($)	Total ($)

Yu Kwai Chong	2006	$7,384	$31,400(1)(2)	$38,784
President, CEO and	2005	5,000	31,400(1)(2)	36,400
Chairman of the Board	2004	4,000	—(1)	4,000

Ching Wan Wong	2006	56,410	—	56,410
Chief Financial Officer	2005	8,000	—	8,000
	2004	37,000	—	37,000

Phillip Cory Roberts(3)	2006	—	—	—
Former President	2005	—	—	—
	2004	—	—	—

(1)	Excludes dividends paid to Mr. Chong, as the sole stockholder of Fuqi’s subsidiary, totaling $2,739,726, $5,421,687, $3,975,904, during the years ended December 31, 2006, 2005, and 2004, respectively.

(2)	The Company acquired a new company car costing about $157,000 for the use by Mr. Chong in 2005.

(3)	Mr. Roberts resigned from all positions with the Company upon the close of the Share Exchange on November 22, 2006.

Employment Agreements

The Company does not currently have employment agreements with any of its named executed officers.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
All Directors (total of 3 persons)	-	-	-	-	-	-	-

For the year ended December 31, 2006, none of the members of the Company’s Board of Directors received compensation for his or her service as a director. The Company does not currently have an established policy to provide compensation to members of its Board of Directors for their services in that capacity. The Company intends to develop such a policy in the near future.

Grants of Plan-Based Awards in 2006

There were no option grants in 2006.

Outstanding Equity Awards at 2006 Fiscal Year-End

There were no option exercises or options outstanding in 2006.

Option Exercises and Stock Vested in Fiscal 2006

There were no option exercises or stock vested in 2006.

Equity Incentive Plans

In November 2006, the Company’s stockholders approved an equity incentive plan (“2006 EIP”) for employees, non-employee directors and other service providers covering 3,000,000 shares of common stock. Prior to this, the Company had an approved 2004 Equity Incentive Plan, which was replaced by the 2006 EIP. No options are currently outstanding under either plan. Any options to be granted under the 2006 EIP may be either “incentive stock options,” as defined in Section 422A of the Internal Revenue Code, or “nonqualified stock options,” subject to Section 83 of the Internal Revenue Code, at the discretion of the Company’s board of directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% of the fair market value of the optioned common stock on the date the option is granted. The option price shall not be less than 110% of the fair market value of the optioned common stock for an optionee holding at the time of grant, more than 10% of the total combined voting power of all classes of the Company’s stock. Options become exercisable based on the discretion of the Company’s board of directors and must be exercised within ten years of the date of grant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides current information regarding compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options,	Weighted- average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	3,000,000(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	3,000,000

(1)	Represents options available for grant under the Company’s 2006 EIP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the filing date of this Form 10-K are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock based on 20,715,384 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of the Company;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Fuqi International, Inc., 5/F., Block 1, Shi Hua Industrial Zone, Cui Zhu Road North, Shenzhen 518019, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Beneficially Owned Post-Share Exchange	Percent of Class

Directors and Executive Officers
Yu Kwai Chong	President, Chief Executive Officer and Chairman of the Board	18,886,666	91.2%
Lie Xi Zhuang	Chief Operating Officer and Director	—	—
Ching Wan Wong	Chief Financial Officer and Director	—	—

Officers and Directors as a group (total of 3 persons)		18,886,666	91.2%

5% or more Stockholders
Bay Peak LLC (1) 169 Bolsa Ave. Mill Valley, California 94941		1,360,000	6.6%

(1) Phillip Cory Roberts has voting and investment control over the shares held by Bay Peak LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Fuqi BVI Share Exchange Agreement

On November 22, 2006, pursuant to the Share Exchange Agreement, the Company acquired all of the outstanding capital stock of Fuqi BVI, in a stock for stock exchange. The Company issued to Yu Kwai Chong, who is the sole Fuqi BVI stockholder, 18,886,666 shares of common stock in exchange for all of the issued and outstanding shares of capital stock of Fuqi BVI. The new shares issued to the Fuqi BVI stockholder represented 91.2% of the Company’s voting capital stock immediately after the Exchange Transaction. Mr. Chong is also the Chairman of Fuqi BVI and the Company’s Chief Executive Officer and Chairman of the Board. Prior to the effective date of the Exchange Transaction, the Company was controlled by Bay Peak. Bay Peak is the Company’s second largest stockholder and owns approximately 6.6% of the Company’s issued and outstanding shares of common stock.

Transactions with Bay Peak

On July 21, 2006, the Company sold 1,368,761 shares of common stock (post Reverse Split) to BayPeak, LLC, of which 8,761 shares were subsequently cancelled upon the close of the Share Exchange. As part of this transaction (the “Bay Peak Sale”), the Company abandoned its peer-to-peer marketing business, which was transferred to VCC, and began to seek companies in Asia with potential, in particular companies based in China, to acquire. The shares issued in the Bay Peak Sale represented 75% of the Company’s outstanding shares. Certain affiliates of Bay Peak became executive officers and directors of the Company after the Bay Peak Sale, all of which resigned upon the closing of the Share Exchange on November 22, 2006.

Yu Kwai Chong

Yu Kwai Chong, who is the Company’s largest shareholder, President, Chief Executive Officer and Chairman of the Board and was the principal executive officer and sole shareholder of Fuqi BVI prior to the Share Exchange, has conducted various related party transactions with Fuqi BVI in the past. These transactions include:

•
Fuqi BVI earned certain cash revenues from its customers that were subsequently collected by Mr. Chong. During the years ended December 31, 2006, 2005 and 2004, total cash revenues amounted to $5,896,354, $6,100,298, and $4,505,023 and the amounts collected by its stockholder totaled $2,878,209, $6,100,298 and $4,505,023, respectively. Beginning December 2006, this stockholder is no longer collecting cash revenue on behalf of the Company and all the cash revenues are deposited through the Company’s bank accounts. These revenues were included in the total sales amounts in the consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 included in this Form 10-K.

•
The Company’s stockholder made non-interest bearing advances to the Company or borrowed from the Company since the inception of its operations. The Company borrowed $23,545,485, $0, and $24,140,472 from the stockholder and repaid $23,130,562, $0, and $29,577,058 during the years ended December 31, 2006, 2005, and 2004. The Company advanced $51,529,693, $90,007,069, and $546,203 to the stockholder, and repaid $58,409,847, $75,644,023, and $0, during the years ended December 31, 2006, 2005, and 2004, respectively.

•	The Company borrowed $0, $0, and $2,767,538 and repaid $0, $0, and $3,976,071 during the years ended December 31, 2005, 2004 and 2003, respectively.

•
The Company’s stockholder made non-interest bearing advances to the Company or borrowed from the Company since the inception of its operations. The Company advanced $14,363,046 and $5,982,789 to this stockholder during the years ended December 31, 2005 and 2004 respectively.

•
The Company declared dividends to its stockholder totaling $2,739,726, $5,421,687 and $3,975,904 during the years ended December 31, 2006, 2005 and 2004, respectively, which offset the amounts due from this stockholder.

•	The Company has a total payable of $422,909 due to this stockholder as of December 31, 2006. Outstanding amounts included in due from stockholder totaled $9,487,562 as of December 31, 2005.

The Company did not charge any interest on receivable from nor pay any interest on amount due to unaffiliated parties. The Company believes that Mr. Chong and Fuqi BVI arrangements are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

Director Independence

See Item 10 “Directors, Officers and Corporation Governance” for a discussion of board member independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Stonefield Josephson, Inc. for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by Stonefield Josephson, Inc. during those periods. The Company’s predecessor auditors, Epstein, Weber & Conover, P.L.C., did not provide any services in relations with the audits of the accompanying audited financial statements for the years ended December 31, 2006 and 2005 and the reviews of the interim financial statements included in the notes of the financial statements. Accordingly, their fees for other services were not included.

	Year ended December 31,
	2006	2005

Audit Fees(1)	$161,155	$90,925
Audit-Related Fees(2)	10,770	-
Tax Fees	-	-
All Other Fees	-	-
Total	$171,925	$90,925

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Stonefield Josephson, Inc. in connection with statutory and regulatory filings or engagements, including the Form 10 that the Company has filed with the Securities and Exchange Commission.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2. Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” below in this Item 15 of this annual report on Form 10-K.

3. Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this
Form 10-K.

SCHEDULE II
Fuqi International, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2006, 2005 and 2004

	Balance at the Beginning of the Year	Charge to Cost and Expenses	Deductions	Balance at the End of the Year

Allowance for Doubtful Accounts:

Year ended December 31, 2004	$347,000	$-	$(60,000)	$287,000
Year ended December 31, 2005	287,000	15,000	-	302,000
Year ended December 31, 2006	302,000	-	(107,000)	195,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on April 17, 2007.

FUQI INTERNATIONAL, INC. (Registrant)

Dated: April 17, 2007	/s/ Yu Kwai Chong
By: Yu Kwai Chong Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Yu Kwai Chong By: Yu Kwai Chong	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	April 17, 2007

/s/ Ching Wan Wong By: Ching Wan Wong	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 17, 2007

/s/ Lie Xi Zhuang By: Lie Xi Zhuang	Chief Operating Officer and Director	April 17, 2007

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Exchange Agreement dated September 20, 2006 by and between the Registrant, Fuqi International Holdings Ltd., and Yu Kwai Chong (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on December 29, 2006).

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on December 29, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on December 29, 2006).

10.1	Plan Warrant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on December 29, 2006).

10.2	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on December 29, 2006).

10.3	Real Property Lease dated May 8, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed with the SEC on December 29, 2006).

16.1
Letter from Epstein, Weber & Conover, P.L.C. to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Pre-Effective Amendment No. 1 to Registrant’s Registration Statement Form 10 filed with the SEC on February 14, 2007).

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on December 29, 2006).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

FUQI INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004

Report of Independent Registered Public Accounting Firm

Board of Directors
Fuqi International, Inc.
Shenzhen, China

We have audited the accompanying consolidated balance sheets of Fuqi International, Inc. and subsidiaries as of December 31, 2006, and 2005 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuqi International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

/s/ Stonefield Josephson, Inc.

Wanchai, Hong Kong
April 12, 2007

Fuqi International, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
Assets

Current assets:
Cash	$13,354,981	$71,479
Restricted cash	-	2,726,146
Accounts receivable, net of allowance for doubtful accounts of $195,000 for 2006 and $302,000 for 2005	9,363,397	7,014,712
Refundable value added taxes	-	253,749
Inventories	6,066,213	5,762,053
Inventory loan receivable	-	687,936
Due from stockholder	-	9,487,562
Prepaid expenses	89,362	115,525
Deposits related to borrowings on notes payable/long term debt	736,358	340,768
Deferred taxes	29,198	22,677
Other current assets	-	2,145

Total current assets	29,639,509	26,484,752

Property, equipment, and improvements, net	1,354,313	1,545,621

Deposits	91,398	80,545

Other assets	40,122	3,807

	$31,125,342	$28,114,725

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$14,086,852	$12,391,574
Accounts payable and accrued liabilities	215,092	261,585
Accrued business tax	1,084,078	741,265
Accrued estimated penalties	1,119,201	1,082,962
Accrued value added taxes	133,010	-
Customer deposits	1,234,424	2,786,776
Loan payable, related party	-	991,326
Due to Shareholder	422,909	-
Income tax payable	1,884,837	1,013,537

Total current liabilities	20,180,403	19,269,025

Long term debt	-	1,239,157

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, shares issued and outstanding - 20,715,384 shares for 2006.
and 18,886,666 shares for 2005	20,724	18,887
Additional paid in capital	7,203,664	7,210,029
Accumulated foreign currency translation adjustments	432,125	143,706
Retained earnings	3,288,426	233,921

Total stockholders' equity	10,944,939	7,606,543

	$31,125,342	$28,114,725

The accompanying notes form an integral part of these consolidated financial statements

Fuqi International, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Net sales	$92,408,539	$72,580,171	$56,764,822

Cost of sales	83,618,526	64,963,978	50,862,013

Gross profit	8,790,013	7,616,193	5,902,809

Operating expenses:
Selling and marketing	490,191	624,131	549,047
General and administrative	793,453	671,191	1,006,117

Total operating expenses	1,283,644	1,295,322	1,555,164

Income from operations	7,506,369	6,320,871	4,347,645

Other income (expenses):
Interest expense	(798,868)	(497,901)	(100,302)
Interest income	69,628	-	-
Loss on disposal of fixed assets	-	-	(44,831)
Miscellaneous	12,564	(664)	4,249

Total other expenses	(716,676)	(498,565)	(140,884)

Income before provision for income taxes	6,789,693	5,822,306	4,206,761

Provision for income taxes	995,462	452,538	358,396

Net income	5,794,231	5,369,768	3,848,365

Other comprehensive income - foreign currency
translation adjustments	288,419	143,706	-

Comprehensive income	$6,082,650	$5,513,474	$3,848,365

Earnings per share - basic	$0.30	$0.28	$0.20

Earnings per share - diluted	$0.28	$0.28	$0.20

Weighted average number of common shares -
Basic	19,039,319	18,886,666	18,886,666

Weighted average number of common shares -
Diluted	20,830,407	18,886,666	18,886,666

The accompanying notes form an integral part of these consolidated financial statements

Fuqi International, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2006, 2005 and 2004

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance, December 31, 2003	18,886,666	$18,887	$2,390,752	$-	$413,379	$2,823,018

Dividend paid	-	-	-	-	(3,975,904)	(3,975,904)

Net income	-	-	-	-	3,848,365	3,848,365

Balance, December 31, 2004	18,886,666	18,887	2,390,752	-	285,840	2,695,479

Capital contributions	-	-	4,819,277	-	-	4,819,277

Dividend paid	-	-	-	-	(5,421,687)	(5,421,687)

Foreign currency translation adjustments	-	-	-	143,706	-	143,706

Net income	-	-	-	-	5,369,768	5,369,768

Balance, December 31, 2005	18,886,666	18,887	7,210,029	143,706	233,921	7,606,543

Reverse acquisition of Fuqi BVI	1,828,718	1,837	(6,365)	-	-	(4,528)

Dividend paid	-	-	-	-	(2,739,726)	(2,739,726)

Foreign currency translation adjustments	-	-	-	288,419	-	288,419

Net income	-	-	-	-	5,794,231	5,794,231

Balance, December 31, 2006	20,715,384	$20,724	$7,203,664	$432,125	$3,288,426	$10,944,939

The accompanying notes form an integral part of these consolidated financial statements

Fuqi International, Inc.
Consolidated Statement of Cash Flows
Increase (Decrease) in Cash

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Cash flows provided by operating activities:
Net income	$5,794,231	$5,369,768	$3,848,365

Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation and amortization	326,852	239,449	184,740
Loss on disposal of fixed assets	-	-	44,831
Bad debt	(115,592)	7,320	(318,904)

Changes in operating assets and liabilities:
Accounts receivable	(1,958,441)	(2,277,877)	(2,727,184)
Refundable value added taxes	387,787	(192,867)	325,763
Inventories	(109,243)	(850,319)	(159,309)
Inventory loan receivable	697,530	(677,335)	-
Prepaid expenses	(27,078)	(102,994)	(10,617)
Deposits - short term	(376,932)	(335,517)	-
Deferred taxes	(5,654)	(488)	22,410
Other current assets	2,175	(2,112)	-
Deposits related to borrowings on notes payable/long term debt	(8,004)	(3,497)	51,987
Other assets	(35,504)	(3,748)	-
Accounts payable, accrued expenses, accrued business
tax and accrued estimated penalties	257,800	132,890	1,001,123
Customer deposits	(1,614,529)	1,491,538	(291,573)
Income tax payable	821,571	408,461	299,159
Net cash provided by operating activities	4,036,969	3,202,672	2,270,791

Cash flows provided by (used for) investing activities:
Purchase of property, equipment and improvements	(31,873)	(838,959)	(557,065)
Disbursements on advances to stockholder	(51,529, 693)	(90,007,069)	(546,203)
Proceeds from collections on advances to stockholder	58,409,847	75,644,023	-
Increase in restricted cash	2,764,166	(2,726,146)	-
Net cash provided by (used for) investing activities	9,612,447	(17,928,151)	(1,103,268)

Cash flows provided by (used for) financing activities:
Proceeds from short-term borrowing	-	7,572,297	4,439,759
Proceeds from long-term debt	-	1,239,157	-
Proceeds from loans borrowed from affiliate	-	-	2,767,538
Repayments to loans payable to affiliate	-	-	(3,976,071)
Loan from (repayment to) a related party	(1,005,151)	991,326	-
Proceeds from capital contribution	-	4,819,277	-
Reverse acquisition of Fuqi BVI	(4,528)	-	-
Proceeds from loans borrowed from stockholder	23,545,485	-	24,140,472
Repayments to loans payable to stockholder	(23,130,562)	-	(29,577,058)
Net cash provided by (used for) financing activities	(594,756)	14,622,057	(2,205,360)

Effect of exchange rate changes on cash	228,842	(80,775)	-

Net increase (decrease) in cash	13,283,502	(184,197)	(1,037,837)

Cash, beginning of year	71,479	255,676	1,293,513

Cash, end of year	$13,354,981	$71,479	$255,676

Supplemental disclosure of cash flow information:

Interest paid	$786,941	$476,399	$100,302

Income taxes paid	$71,479	$34,103	$34,103

Non-cash activities:

Decrease in due from stockholder for dividend declared and paid	$2,739,726	$5,421,687	$3,975,904

The accompanying notes form an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies:

Organization, Nature of Business and Basis of Presentation

Fuqi International, Inc. (‘Fuqi” or “the Company”), formerly VT Marketing Services, Inc. (“VTM”), was originally incorporated in the State of Arizona on September 3, 2004 as a wholly-owned subsidiary of Visitalk Capital Corporation (“VCC”), and was formed as part of the implementation of the Chapter 11 reorganization plan (the “Visitalk Plan”) of visitalk.com, Inc. (“Visitalk.com”). Visitalk.com filed for Chapter 11 Bankruptcy in November 2000. The Visitalk Plan became effective on September 17, 2004 (the “Effective Date”). On September 22, 2004, Visitalk.com merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan.

The Company’s original business was to use Visitalk.com’s technology to facilitate peer-to-peer marketing activities. The Visitalk Plan authorized the Company to acquire certain technology rights from VCC on the Effective Date. To acquire these rights, VTM issued to VCC 324,044 shares of the Company’s common stock and common stock purchase warrants allowing holders to purchase additional shares of common stock (the “Plan Warrants”). The Visitalk Plan further authorized VCC to distribute 54,837 of the 324,044 shares of common stock to 240 creditors of Visitalk.com and all of the Plan Warrants to 645 claimants of Visitalk.com, in accordance with the Visitalk Plan. After the distribution of the shares of the Company’s common stock and Plan Warrants, but prior to the Bay Peak Sale, discussed below, VCC owned approximately 82.1% of issued and outstanding common stock.

On July 21, 2006, VTM sold 1,368,761 shares of common stock (post Reverse Split described below) to BayPeak, LLC. As part of this transaction (the “Bay Peak Sale”), the Company abandoned its peer-to-peer marketing business, which was transferred to VCC, and began to seek companies in Asia with potential, in particular companies based in China, to acquire. The shares issued in the Bay Peak Sale represented 74.49% of the Company’s outstanding shares. On July 28, 2006, Visitalk.com was granted its Final Decree by the Bankruptcy Court. On November 6, 2006, VTM conducted a reverse stock split of its shares common stock and issued one share for each 15.43 shares of common stock then outstanding (the “Reverse Split”). No stockholder was reversed below 100 shares in the Reverse Split and the then outstanding Plan Warrants were not effected by the Reverse Split. On November 8, 2006, VTM changed its state of incorporation from Arizona to Nevada.

On November 20, 2006, VTM entered into a share exchange agreement with Yu Kwai Chong, who was the sole stockholder of Fuqi International Holdings Co., Ltd., a British Virgin Islands corporation (“Fuqi BVI”) pursuant to which VTM agreed to acquire all of the issued and outstanding capital stock of Fuqi BVI (the “Exchange Transaction”). The Exchange Transaction closed on November 22, 2006 and, per the terms of the share exchange agreement (the “Share Exchange Agreement”), VTM issued an aggregate of 18,886,666 shares of its common stock in exchange for all of the issued and outstanding securities of Fuqi BVI. Pursuant to the Share Exchange Agreement, BayPeak agreed to cancel 8,761 shares of common stock.

Immediately after the closing of the Exchange Transaction and Reverse Split, VTM had 20,715,384 outstanding shares of common stock, and options and warrants to purchase 16,846,982 shares of common stock (see Note 9). Immediately after the Exchange Transaction and Reverse Split, the former Fuqi BVI stockholder held approximately 91.2% of its voting capital stock.

On December 8, 2006, VTM changed its corporate name from “VT Marketing Services, Inc.” to “Fuqi International, Inc.” and reincorporated from the State of Nevada to the State of Delaware.

VTM shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. The transactions contemplated by the Share Exchange Agreement, as amended, were intended to be a “tax-free” incorporation pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986, as amended. All share information presented in the accompanying consolidated financial statements reflects the Reverse Split.

Fuqi BVI was incorporated under the laws of the British Virgin Islands on January 2, 2004. Shenzhen Fuqi Jewelry Company Limited (“Shenzhen Fuqi”) was formed in the People’s Republic of China (the “PRC”) on April 2, 2001 as a limited liability corporation. Shenzhen Fuqi is the operating entity and has substantially all the assets and operations. Under the provision of the Company’s By-Laws, the Shenzhen Business Bureau granted to the Company the right to operate for a period of 10 years. The principal activities of the Company are designing, manufacturing, selling, and marketing of jewelry products to department stores throughout the PRC.

Prior to May 17, 2006, Fuqi BVI has minimal assets and no operations. On May 17, 2006, Shenzhen Fuqi became a wholly-owned foreign enterprise of Fuqi BVI and this arrangement has been approved by the PRC government. Under the provision of the Company’s By-Laws, the Shenzhen Business Bureau granted to the Company the right to operate for a period of 35 years from the first date of incorporation in 2001 (an additional 25 years to operate). Subsequent to this transaction, Shenzhen Fuqi became the wholly owned subsidiary of Fuqi BVI and the stockholders of Shenzhen Fuqi became the stockholders of Fuqi BVI. For financial reporting purposes, the transaction is classified as a recapitalization of Shenzhen Fuqi and the historical financial statements of Shenzhen Fuqi are reported as Fuqi BVI’s historical financial statements.

Upon the completion of the transactions on May 17, 2006 and November 22, 2006, the Company owns 100% of Fuqi BVI which owns 100% of Shenzhen Fuqi, the operating entity of the Company. The accompanying consolidated financial statements were retroactively adjusted to reflect the effects of the two recapitalizations entered during 2006.

The Company currently operates in two divisions, production and sales and marketing. The production division is responsible for all manufacturing of jewelry products, while the sales and marketing division is responsible for all of the selling and marketing functions of the products including customer relationships and customer service. The Company grants credit to the majority of its customers, which are located throughout the PRC, and the Company does not generally require collateral.

Consolidation Policy:

The consolidated financial statements include the consolidated financial statements of Fuqi International and its wholly owned subsidiaries, Fuqi BVI and Shenzhen Fuqi. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

Cost of Sales:

Cost of sales includes raw material labor and overhead cost. Overhead costs consist of depreciation for improvements related to the factory and machinery and equipment, indirect labor, utilities, factory rent and warehouse costs. The Company did not incur any significant amount of inbound freight charges, purchasing and receiving costs since the Company’s raw material including primarily gold and platinum were picked up by the Company’s operation manager. All the costs related to the Company’s distribution network are included in the cost of sales.

Operating Costs:

Selling and marketing expenses include salaries and employee benefits, advertising, travel and entertainment, insurance and business taxes.

General and administrative expenses include management and office salaries and employee benefits, deprecation for office facility and office equipment, travel and entertainment, insurance, legal and accounting, consulting fees, workers’ compensation insurance, and other office expenses.

Revenue Recognition

Revenue is recognized upon delivery and acceptance of jewelry products by its customers, provided that the other conditions of sales, as established by the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, are satisfied:

•  Persuasive evidence of an arrangement exists;

•  Delivery has occurred, upon shipment when title passes, or services have been rendered;

•  The seller’s price to the buyer is fixed or determinable; and

•  Collectibility is reasonably assured.

Currency Reporting

Amounts reported in the accompanying consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company, which accounted for most of the Company’s operations, is reported in Renminbi (“RMB”). Foreign currency transactions (outside PRC) during the years ended December 31, 2006, 2005 and 2004 are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at year-end exchange rates.

The Company’s functional currency is RMB. For the purpose of preparing the consolidated financial statements, the consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of December 31, 2006 and 2005 and the statements of income have been translated into U.S. dollars at the weighted average rates during the years the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the consolidated statements of income and comprehensive income and as a separate component of consolidated statements of stockholders’ equity.

Basic and Diluted Earnings Per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2006, the Company had common stock equivalents of 16,846,982 shares upon the exercise of the plan warrants. The computation of dilutive potential common shares is shown as follows:

	2006	2005	2004

Basic weighted average shares	19,030,319	18,886,666	18,886,666
Effect of dilutive securities - warrants	1,800,088	-	-

Dilutive potential common shares	20,830,407	18,886,666	18,886,666

Share-Based Payment

In accordance with SFAS No. 123R, “Share-based Payment: An amendment of FASB Statement No. 123” (“SFAS 123R”), effective January 1, 2006, the Company is required to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company has not yet issued any options during the years ended December 31, 2006, 2005 and 2004 and has no outstanding options as of December 31, 2006.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash

For purposes of the consolidated statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company had no cash equivalents at December 31, 2006 and 2005.

Restricted Cash

The Company committed to loan a total of $2,726,146 to three related parties in 2005. Per the agreements with the bank, the Company was required to maintain $2,726,146 in the bank to cover these loans when they are drawn by these entities. As of December 31, 2005, the cash has not yet been drawn by these entities and the balance of the restricted amount was classified as restricted cash in the balance sheets. The agreements with the bank expired during 2006.

The Company committed to loan a total of $2,820,513 to 2 related parties in 2006. Per the agreements with the bank, the Company was required to maintain $2,820,513 in the bank to cover these loans when they are drawn by these entities. The agreements with the bank expired during 2006,and accordingly the cash balance was no longer restricted as of December 31, 2006.

Comprehensive Income

Statement on Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2006, 2005, and 2004, other comprehensive income includes foreign currency translation adjustments.

Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, refundable value added taxes, inventories, due from/to stockholder, notes payable, accounts payable and accrued expenses, accrued business tax, accrued penalties, customer deposits, and income tax payable at December 31, 2006 and 2005 approximate fair value.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade account receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $195,000 and $302,000 at December 31, 2006 and 2005, respectively.

Concentration of Credit Risk

The Company’s product revenues are concentrated in production and sales of fine jewelry products, which are highly competitive with frequent changes in styles and fashion. Significant customer preference changes in the industry or customer requirements, or the emergence of competitive products with better marketing strategies and more well-known brand name, could adversely affect the Company’s operating results.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable from jewelry retailers located throughout China. The credit risk in the Company’s accounts receivable is mitigated by the fact that the Company performs ongoing credit evaluations of its customers’ financial condition and that accounts receivable are primarily derived from large credit-worthy companies throughout the PRC. In addition, the Company has a diversified customer base. Historically, the Company has not experienced significant losses related to trade receivables. Generally, no collateral is required.

Major Customer

During the year ended December 31, 2006, 9% of the Company sales were generated from one customer. Accounts receivable from this customer totaled $2,234,959, which represented 22% of the total accounts receivable as of December 31, 2006. During the year ended December 31, 2005, 15% of the Company sales were generated from one customer. Accounts receivable from this customer totaled $949,453, which represented 14% of the total accounts receivable as of December 31, 2005.

Major Supplier

Under the PRC laws, supply of precious metals such as platinum, gold, and silver are highly regulated under certain government agencies. Shanghai Gold Exchange is the Company’s primary source of supply for its raw materials which consist of precious metals. The Company is required to obtain several membership and approval certificates from these government agencies in order to continue to do business involving precious metals. The Company may be required to renew such membership and to obtain approval certificates periodically. If the Company is unable to renew these periodic membership or approval certificates, it could materially affect the Company’s business operations. The Company was in good standing with these agencies as of December 31, 2006.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or fair market value method and include raw materials, work in process, and finished goods.

Inventory Loan Receivable

The Company entered into an agreement to loan certain gold raw material to a non-related party in December 2005. The raw material was returned in May 2006. The outstanding balance of inventory loan receivable was carrying at the historical purchase cost as of December 31, 2005.

Property, Equipment and Improvements

Property, equipment and improvements are valued at cost. Depreciation and amortization are computed on the straight-line method based on the estimated useful life of respective assets.

The estimated service lives of property, equipment, and improvements are as follows:

Production	5 years
Office, furniture and fixture	5 years
Computer hardware	5 years
Computer software	5 years
Leasehold improvements	2 - 4 years
Buildings	20 years

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. The Company evaluates at each balance sheet dates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related assets or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less disposal costs. The Company determined that there was no impairment of long-lived assets as of December 31, 2006 and 2005.

Advertising

The Company expenses advertising costs when incurred. The Company incurred approximately $33,000, $132,000 and $60,000 of advertising expense for the years ended December 31, 2006, 2005, and 2004, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates in the PRC expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years.

Segment Reporting

Based on the Company’s integration and management strategies, the Company operated in a single business segment. All of the Company’s sales are generated in the PRC and substantially all of the Company’s assets are located in the PRC.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140.” FAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB's interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, however, early adoption is permitted for instruments acquired or issued after the beginning of an entity's fiscal year in 2006. The Company is evaluating the impact of this new pronouncement to its financial position and results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140”. Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 will have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the impact of this new pronouncement to the Company’s financial position and results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact of this new pronouncement to the Company’s financial position and results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, “Employers” Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS 158 will have a material impact on the Company’s financial position or results of operations, as we do not currently have any defined benefit pension or other post-retirement plans.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, “Financial Statements - Materiality”, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company does not expect the application of the provisions of SAB 108 to have a material impact, if any, on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the board to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation.

(2)	Inventories:

	2006	2005

Raw materials	$743	$4,097,704
Work in process	3,917,795	996,396
Finished goods	2,147,675	667,953

	$6,066,213.	$5,762,053.

(3)	Property, Equipment, and Improvements:

A summary is as follows:

	2006	2005

Production equipment	$950,479	$894,479
Computers	14,976	12,246
Office equipment and furniture	101,289	94,044
Automobiles	254,841	246,589
Leasehold improvements	382,963	314,801
Building	545,257	527,602

	2,249,805	2,089,761
Less accumulated depreciation and amortization	895,492	544,140

	$1,354,313	$1,545,621

Depreciation and amortization expense for property, equipment, and improvements amounted to approximately $327,000, $239,000 and $185,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

(4)	Notes Payable:

On December 31, 2006, outstanding notes payable to the bank consist of loan agreements which are covered by a Maximum Banking Facility Agreement dated August 24, 2006 with this bank. Under the agreement, maximum facility amounting $12,806,229 was secured by the Company’s inventories. As of December 31, 2006, the Company has outstanding loan balance with this bank totaling $12,806,229. Outstanding balances of the loan agreements consist of the followings:

	2006	2005
Four notes payable to a bank, including interest at a rate of 5.22%, secured by the Company’s inventories and certain real estate properties owned by an affiliated company, matured in March 2006 and April 2006. The loan was repaid upon expiry	-	3,717,473

Three notes payable to a bank, including interest at a rate of 5.22%, guaranteed by the Company’s inventories and personally guaranteed by the stockholder, matured in January 2006	-	2,478,314

A note payable to a bank, including interest at a rate of 5.22%, guaranteed by the Company’s inventories and certain real estate properties owned by an affiliated company and personally guaranteed by the stockholder, matured in May 2006	-	1,239,157

Two notes payable to a bank, including interest at a rate of 5.22%, guaranteed by the Company’s inventories and certain real estate properties owned by an affiliated company and personally guaranteed by the stockholder, matured in February 2006	-	2,478,315

Two notes payable to a bank, including interest at a rate of 5.84%, guaranteed by the Company’s inventories and certain real estate properties owned by an affiliated company and personally guaranteed by the stockholder, matured in June 2006	-	2,478,315

A note payable to a bank, including interest at a rate of 5.76%, secured by the Company’s inventories and certain real estate properties owned by an affiliated company, matured in January 2007. The loan was repaid upon expiry and was not renewed.	1,280,623	-

Two notes payable to a bank, including interest at a rate of 5.85%, guaranteed by affiliated companies and personally guaranteed by the stockholder, matured in February 2007	2,561,246	-

A note payable to a bank, including interest at a rate of 5.58%, guaranteed by affiliated companies and personally guaranteed by the stockholder, matured in February 2007	1,280,623	-

Four notes payable to a bank, including interest at a rate of 5.832%, secured by the Company’s inventories and certain real estate properties owned by an affiliated company and guaranteed by affiliated companies and personally guaranteed by the stockholder, matured in January 2007	3,841,869	-

A note payable to a bank, including interest at a rate of 6.138%, guaranteed by affiliated companies and secured by certain real estate properties owned by an affiliated company, matured in March 2007	1,280,623	-

A note payable to a bank, including interest at a rate of 6.732%, guaranteed by affiliated companies and secured by the Company’s inventories and certain real estate properties owned by an affiliated company and personally guaranteed by the stockholder, matured in July 2007	960,467	-

A note payable to a bank, including interest at a rate of 6.732%, secured by the Company’s inventories and certain real estate properties owned by the affiliated companies, guaranteed by affiliated companies and personally guaranteed by the stockholder, matured in September 2007	960,467	-

A note payable to a bank, including interest at a rate of 6.426%, secured by the Company’s inventories and certain real estate properties owned by the affiliated companies, guaranteed by affiliated companies and personally guaranteed by the stockholder, matured in September 2007	1,024,498	-

A note payable to a bank, including interest at a rate of 6.426%, secured by the Company’s inventories and certain real estate properties owned by the affiliated companies, guaranteed by affiliated companies and personally guaranteed by the stockholder, matured in October 2007	896,436	-

A note payable to a bank, including interest at a rate of 6.732%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the stockholder, matured in December 2007	1,280,623	-
	$14,086,852	$12,391,574

(5)	Loan Payable, Related Party:

In December 2005, the Company received an unsecured non-interest bearing loan from a related party in the amount of $991,326. There was no formal written agreement entered between the Company and this related party. This loan is short-term in nature and was repaid in 2006.

(6)	Long Term Debt:

In December 2004, the Company entered into a loan agreement with a bank with a loan amount of $1,204,819 (RMB10,000,000). The draw took place in January 2005 and therefore it has an outstanding balance of $0 as of December 31, 2004. Outstanding balance of this loan amounted to $1,280,623 as of December 31, 2006. The loan bears interest at a rate of 5.76% per annum. The outstanding balance is secured by certain cash deposits, which were classified as Deposits related to borrowings on notes payable/long term debt in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, certain real estate properties owned by an affiliate and is personally guaranteed by the stockholder of the Company. This loan was classified as note payable in the Balance Sheet as of December 31, 2005 and 2006 and this loan was repaid in January 2007.

(7)	Related-Party Transactions:

The Company earned certain cash revenues from its customers that were subsequently collected by its stockholder. Total cash revenues amounted to $5,896,354, $6,100,298, and $4,505,023 and the amounts collected by its stockholder totaled $2,878,209, $6,100,298 and $4,505,023, respectively, for the years ended December 31, 2006, 2005 and 2004. Beginning December 2006, this stockholder is no longer collecting cash revenue on behalf of the Company and all the cash revenues are deposited through the Company’s bank accounts.

The Company’s stockholder made non-interest bearing advances to the Company or borrowed from the Company since the inception of its operations. The Company borrowed $23,545,485, $0, and $24,140,472 from the stockholder and repaid $23,130,562, $0, and $29,577,058 during the years ended December 31, 2006, 2005, and 2004. The Company advanced $51,529,693, $90,007,069, and $546,203 to the stockholder, and repaid $58,409,847, $75,644,023, and $0, during the years ended December 31, 2006, 2005, and 2004, respectively.

The Company borrowed $0, $0, and $2,767,538 from an affiliate and repaid $0, $0, and $3,976,071 to this affiliate during the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s stockholder made non-interest bearing advances to the Company or borrowed from the Company since the inception of its operations. The Company advanced $14,363,046 and $5,982,789 to this stockholder during the years ended December 31, 2005 and 2004 respectively.

The Company declared and paid dividends to its stockholder, prior to the closing of the Share Exchange Agreement and Reverse Split, totaling $2,739,726, $5,421,687 and $3,975,904 during the years ended December 31, 2006, 2005 and 2004, respectively, which offset the amounts due from this stockholder

The Company has a total payable of $422,909 due to this stockholder as of December 31, 2006. Outstanding amounts included in due from stockholder totaled $9,487,562 as of December 31, 2005.

(8)	Equity Incentive Plan:

In November 2006, the Company’s stockholders approved an equity incentive plan (“2006 EIP”) for employees, non-employee directors and other service providers covering 3,000,000 shares of common stock. Prior to this, the Company had an approved 2004 Equity Incentive Plan, which was replaced by the 2006 EIP. No options are currently outstanding under either plan. Any options to be granted under the 2006 EIP may be either “incentive stock options”, as defined in Section 422A of the Internal Revenue Code, or “nonqualified stock options”, subject to Section 83 of the Internal Revenue Code, at the discretion of its board of directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% of the fair market value of the optioned common stock on the date the option is granted. The option price shall not be less than 110% of the fair market value of the optioned common stock for an optionee holding at the time of grant, more than 10% of the total combined voting power of all classes of its stock. Options become exercisable based on the discretion of its board of directors and must be exercised within ten years of the date of grant.

(9)	Stock Purchase Warrants

Plan Warrants

In accordance with the Visitalk Plan, the Company has issued six series of common stock purchase warrants allowing holders to purchase additional shares of common stock ("Plan Warrants"). Each Plan Warrant provides for the purchase of one share of common stock and is callable by the Company for a price of $.0001 per warrant at any time. The Plan Warrants are governed by a Warrant Agreement. Currently, the Company is acting as the Warrant Agent but has the right to appoint an alternative Warrant Agent in accordance with the Visitalk Plan. The board of directors can extend the expiration date of the Plan Warrants or reduce the exercise price of any warrant on a temporary or permanent basis. The Company has actually issued 6,785,014 Plan Warrants in each series to 240 claimants under the Visitalk Plan. In addition, up to 2,050,395 Plan Warrants in each series may be issued to 405 additional claimants under the Visitalk Plan, but will be issued only if such claimants execute an assignment or release of claims against Visitalk.com as specified in the Visitalk Plan. In relations with the execution of the share exchange agreement on November 20, 2006 referred in Note (1), four series of the Plan Warrants (series A, B, D and F) were called and expired. In substance, three of Visitalk Plan’s warrants were exchanged for each of the Company’s warrant. As of December 31, 2006, a total of 33,693,964 series C and series E warrants remained outstanding.

A summary of the Plan Warrants outstanding is as follows:

	A & B Warrants	C & D Warrants	E & F Warrants
Warrants outstanding, December 31, 2005	16,846,982	16,846,982	16,846,982
Granted	-	-	-
Exercised	-	-	-
Expired or Forfeited	16,846,982	8,423,491	8,423,491

Warrants outstanding, December 31, 2006	-	8,423,491	8,423,491

Exercise Price	N/A	$3.00	$4.00

Expiration Date	N/A	August 31, 2007	August 31, 2007

Contingent Warrant Agent Agreement

Some holders of the Company's Plan Warrants have granted the Company the right to appoint a Contingent Warrant Agent. Such holders can reverse this election at their option. The Company requires that any such agent be a qualified broker-dealer. If such a Contingent Warrant Agent is appointed, the Company will agree to extend the expiration date of any Plan Warrants expiring through a call, in accordance with their terms or otherwise, but only for an additional 30 days. In such event, the Contingent Warrant Agent would have the right to sell or exercise any Plan Warrants, solely at the discretion of the Contingent Warrant Agent, and then distribute any proceeds received by the sale or exercise of such Plan Warrants pro rata to all holders of all expired Plan Warrants. As of December 31, 2006, no contingent warrant agent was appointed.

(10)	Income Taxes:

The income tax provision amounted to $995,462 $452,538 and $358,396 respectively, for the years ended December 31, 2006, 2005, and 2004 (an effective rate of 14.7% for 2006, 7.8% for 2005 and 8.5% for 2004). A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2006	2005	2004
Computed tax at federal statutory rate of 34%	$2,308,496	$1,979,589	$1,430,299
Tax penalties	-	-	85,821
Tax rate difference between US and PRC on foreign earnings	(1,290,042)	(1,106,241)	(799,285)
Effect of tax holidays for new business	-	(436,613)	(358,439)
Effect of statutory rate change	(22,992)	-	-
Additional tax liabilities based on tax notice	-	15,803	-
	$995,462	$452,538	$358,396

	2006	2005	2004
Current	$1,001,782	$451,427	$335,986
Deferred	(6,320)	1,111	22,410
	$995,462	$452,538	$358,396

	2006	2005	2004
Federal	$-	$-	$-
Foreign	995,462	452,538	358,396
	$995,462	$452,538	$358,396

The regular federal income tax in Shenzhen, China, is 15%. As a new business, the Company is exempted from paying any income taxes for the first two years of its operations (2 years from the inception of the business, years ended December 31, 2001 and 2002), and a discounted income tax rate of 7.5% of pretax income during third, fourth and fifth years of its operations (the three years ended December 31, 2003, 2004 and 2005). Beginning January 1, 2006, the Company is subject to the regular rate of 15% on its pretax income.

The Company did not report certain cash revenues related to fees charged to its customers for product design. Such fee revenues are subject to business tax and service charge of a total of 5.2%. The Company has not reported such revenues since the inception of its operations in 2001. The Company recorded the tax liabilities representing business tax and fees of 5.2% and income tax on the unreported design revenues since the inception of its business in 2001. During the years ended December 31, 2006, 2005, and 2004, the Company recorded $312,002, $302,409, and $234,261, respectively, for business tax and fees and $900,118, $393,806, and $337,877, respectively, for income tax related to these revenues. In addition, per advice of the registered tax agent in China, the Company accrued 100% of unpaid tax amounts as the maximum penalties which could be assessed by the Tax Department through the periods ended December 31, 2004.

In April 2006, the Shenzhen local tax department has made an assessment of the total tax liabilities related to the cash revenues. Per the tax assessment notice dated April 24, 2006, the Company is obligated to pay a total of $1,754,802 (RMB14,161,249) including business tax, fees and income taxes related to these cash revenues. If the Company did not pay off these tax liabilities by April 30, 2006, the Company is subject to 0.05% per day of interest and penalties of the unpaid tax and fee liability amount from the due date (April 30, 2006).

On April 28, 2006, the Company filed an extension to remit these outstanding tax payable to December 20, 2006 and was approved by the tax department in July 2006.

On December 28, 2006, Shenzhen City Tax Department granted a further extension to the Company to remit the tax liabilities from December 20, 2006 to April 25, 2007. The Company will not be subject to any penalties and interest if all the outstanding taxes are remitted to the Tax Department prior to the revised due date on April 25, 2007).

The Company has accrued $1,754,802 as business and income tax payable and $1,082,962 as accrued estimated penalties as of December 31, 2005, the full amount of the tax obligations per the tax assessments plus the estimated tax penalties previously accrued by the management at December 31, 2004. The related business tax and fees of 5.2% and income tax of 7.5% on the design revenues for 2006 were accrued and are expected to be remitted by the extended due date set forth by the tax department.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$29,198	$22,677

Total deferred tax assets	29,198	22,677

Total deferred tax liabilities
Net deferred tax assets before valuation allowance:
Valuation allowance	-	-

	$29,198.	$22,677.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.

(11)	Commitments:

The Company leases certain facilities under various long-term noncancellable and month-to-month leases. These leases are accounted for as operating leases. Rent expense amounted to $158,399, $98,715, and $71,323 for the years ended 2006, 2005 and 2004, respectively.

A summary of the future minimum annual rental commitments under the operating leases is as follows:

Year ending December 31,

2007	$164,201
2008	123,414
2009	115,256
2010	57,628
2011	-

$460,499

(12)	Quarterly Information (Unaudited):

The following table sets forth consolidated statements of operations for each of the Company’s last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In our opinion, this quarterly information reflects all adjustments necessary for a fair presentation of the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.
	Fiscal Year 2006				Fiscal Year 2005
	Q1(1)	Q2(2)	Q3(3)	Q4(4)	Q1(5)	Q2(6)	Q3(7)	Q4(8)
	(in thousands, except for per share data)
Net revenues	$24,304	$24,220	$19,083	$24,802	$21,005	$14,910	$16,013	$20,652

Gross profit	3,222	1,209	1,426	2,933	1,876	1,018	1,872	2,850

Net profit	2,336	452	905	2,101	1,346	614	1,269	2,141

Earnings per share - Basic	0.12	0.02	0.05	0.11	0.07	0.03	0.07	0.11

Earnings per share - Diluted	0.12	0.02	0.05	0.08	0.07	0.03	0.07	0.11

(13)	Proforma Information (Unaudited):

The Company plans to increase the annual compensation of its Chief Executive Officer, Chief Financial Officer and Chief Operating officer upon its stock starts trading in late 2007 as more responsibilities will be taken by these executives after becoming a U.S. listed company. Proforma operating results for the years ended December 31, 2006, 2005, and 2004, as if historical compensation was recorded at the levels expected in the future, are as follows:

	2006	2005	2004

Net income - as reported	$5,794,231	$5,369,768	$3,848,365

Net income - proforma	$5,315,125	$5,059,893	$3,459,680

Earnings per share - Basic as reported	$0.30	$0.28	$0.20

Earnings per share - Basic proforma	$0.28	$0.27	$0.18

Earnings per share - Diluted as reported	$0.28	$0.28	$0.20

Earnings per share - Diluted proforma	$0.26	$0.27	$0.18

(14)	Subsequent Events:

The Company filed a Form 10 with the Securities Exchange Commission (“SEC”) on December 29, 2006 and filed the Form 10 Amendment 1 on February 12, 2007 to respond the comments from SEC. The Company became a public reporting company effective February 26, 2007.

On February 23, 2007, the Company filed an amendment on the certificate of incorporation to increase its authorized shares. Upon the amendment, the total number of shares of stock which the Corporation shall have the authority to issue shall be One Hundred and Five Million (105,000,000) shares. The Corporation shall be authorized to issue two classes of shares of stock, designated, “Common Stock” and “Preferred Stock”. The Corporation shall be authorized to issue One Hundred Million (100,000,000) shares of Common Stock, each share to have a par value of $.001 per share, and Five Million (5,000,000) shares of Preferred Stock, each share to have a par value of $.001 per share.