Form 10-Q
period 2007-03-31
FUQI INTERNATIONAL, INC.
filed 2007-05-21
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM    _____________   TO _______________

Commission File Number:
000-52383
FUQI INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1579407 (I.R.S. Employer Identification No.)

5/F., Block 1, Shi Hua Industrial Zone, Cui Zhu Road North, Shenzhen, 518019, People’s Republic of China (Address of principal executive offices)	N/A (Zip Code)

86 (755) 2580-1888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of May 14, 2007 the registrant had issued and outstanding 20,715,384 shares of common stock, par value $.001 per share.

FUQI INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Fuqi International, Inc. included in the Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 17, 2007.

Fuqi International, Inc.
Condensed Consolidated Balance Sheets

	March 31,
	2007	December 31,
	(Unaudited)	2006

Assets

Current assets:
Cash	$10,703,126	$13,354,981
Restricted cash	387,888	-
Accounts receivable, net of allowance for doubtful accounts of $235,000 for 2007 and $195,000 for 2006	9,364,145	9,363,397
Refundable value added taxes	1,116,763	-
Inventories	14,538,927	6,066,213
Prepaid expenses	63,891	89,362
Deposits	49,782	-
Deposits related to borrowings on notes payable	-	736,358
Deferred taxes	41,679	29,198
Total current assets	36,266,201	29,639,509

Property, equipment, and improvements, net	1,295,423	1,354,313

Deposits	92,278	91,398

Other assets	39,475	40,122

	$37,693,377	$31,125,342

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$14,869,023	$14,086,852
Line of credit	1,292,959	-
Accounts payable and accrued liabilities	312,135	215,092
Accrued business tax	1,220,934	1,084,078
Accrued estimated penalties	1,129,982	1,119,201
Accrued value added taxes	-	133,010
Customer deposits	2,856,384	1,234,424
Inventory loan payable	705,135	-
Due to shareholder	130,405	422,909
Income tax payable	2,248,167	1,884,837
Total current liabilities	24,765,124	20,180,403

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, shares issued and outstanding - 20,715,384 shares	20,715	20,715

Additional paid in capital	7,193,673	7,203,673
Accumulated foreign currency translation adjustments	542,235	432,125
Retained earnings	5,171,630	3,288,426

Total stockholders' equity	12,928,253	10,944,939
	$37,693,377	$31,125,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2007	2006

Net sales	$27,960,269	$24,303,605

Cost of sales	24,796,149	21,086,613

Gross profit	3,164,120	3,216,992

Operating expenses:
Selling and marketing	193,757	106,260
General and administrative	421,512	268,473

Total operating expenses	615,269	374,733

Income from operations	2,548,851	2,842,259

Other income (expenses):
Interest expense	(247,167)	(210,415)
Change of fair value on inventory loan payable	(41,161)	-
Miscellaneous	-	12,438

Total other expenses	(288,328)	(197,977)

Income before provision for income taxes	2,260,523	2,644,282

Provision for income taxes	377,319	369,841

Net income	1,883,204	2,274,441

Other comprehensive income – foreign currency translation adjustments	110,060	56,816

Comprehensive income	$1,993,264	$2,331,257

Earnings per share - basic	$0.09	$0.12

Earnings per share - diluted	$0.07	$0.12

Weighted average number of common shares - basic	20,715,384	18,886,666

Weighted average number of common shares - diluted	26,582,024	18,886,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Increase (Decrease) in Cash

	Three Months Ended March 31,
	2007	2006

Cash flows provided by operating activities:
Net income	$1,883,204	$2,274,441

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	79,417	80,398
Change of fair value on inventory loan payable	41,161	-
Bad debt	39,995	100,746

Changes in operating assets and liabilities:
Accounts receivable	49,256	(1,534,505)
Refundable value added taxes	(1,248,343)	(70,826)
Inventories	(8,396,043)	(1,915,699)
Prepaid expenses	26,275	(47,950)
Deposits - short term	49,782	-
Deposits related to borrowings on notes payable	642,276	(93,284)
Deferred taxes	(12,173)	(37,935)
Other current assets	-	2,153
Deposits	-	(7,923)
Other assets	1,031	2,817
Accounts payable, accrued expenses, accrued business tax and accrued penalties	221,495	119,339
Inventory loan payable	662,446	-
Customer deposits	1,606,579	614,210
Income tax payable	344,426	384,187
Net cash used for operating activities	(4,009,216)	(129,831)

Cash flows provided by (used for) investing activities:
Purchase of property, equipment and improvements	(7,638)	(429)
Disbursements on loans to stockholder	-	(20,780,410)
Proceeds from collections on loans to stockholder	-	21,923,187
Decrease (Increase) in restricted cash	(387,047)	1,741,294
Net cash provided by (used for) investing activities	(394,685)	2,883,642

Cash flows provided by (used for) financing activities:
Proceeds from short-term borrowing	1,935,234	-
Loan from (repayment to) a related party	-	(995,025)
Proceeds from loans borrowed from stockholder	202,272	-
Repayments to loans payable to stockholder	(508,249)	-
Net cash provided by (used for) financing activities	1,629,257	(995,025)

Effect of exchange rate changes on cash	122,789	5,518

Net increase (decrease) in cash	(2,651,855)	1,764,304

Cash, beginning of the period	13,354,981	71,479

Cash, end of the period	$10,703,126	$1,835,783

Supplemental disclosure of cash flow information:

Interest paid	$231,172	$183,869
Income taxes paid	$45,067	$23,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc.
Notes to Condensed Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies:

Basis of Presentation and Nature of Business Operations

Basis of Presentation

The condensed consolidated financial statements include the financial statements of Fuqi International, Inc. and its wholly-owned subsidiaries (“Fuqi” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared by referring to the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements and related notes should be read in conjunction with the audited financial statements of Fuqi for the fiscal year ended December 31, 2006 included in the Form 10K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, that are necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Nature of Business

The Company currently operates in two divisions, production and sales and marketing. The production division is responsible for manufacturing its jewelry products, while the sales and marketing division is responsible for selling and marketing its products, including customer relationships and customer service. The Company grants credit to the majority of its customers, which are located throughout the PRC, and the Company does not generally require collateral.

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

Currency Reporting

Amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company, which accounted for most of the Company’s operations, is reported in Renminbi (“RMB”). Foreign currency transactions (outside PRC) during the three months ended March 31, 2007 and 2006 are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end and year-end exchange rates.

For the purpose of preparing the condensed consolidated financial statements, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2007 and the condensed consolidated statements of income and comprehensive income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of income and comprehensive income.

Basic and Diluted Earnings Per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2007 and December 31, 2006, the Company had common stock equivalents of 16,846,982 shares upon the exercise of the plan warrants. The computation of dilutive potential common shares for the three months ended March 31, 2007 and 2006 is shown as follows:

	2007	2006

Basic weighted average shares	20,715,384	18,886,666
Effect of dilutive securities - warrants	5,866,640	-

Dilutive potential common shares	26,582,024	18,886,666

Inventory Loan Payable

During the three months ended March 31, 2007, the Company borrowed from a non-related entity, at a cost of approximately $663,974, platinum raw materials for production use. Per the terms of the agreement, the Company is obligated to return the same quantity of platinum in August 2007. The loan payable was stated at fair value of $705,135 as of March 31, 2007 which was determined based on the quoted market price listed by the Shanghai Gold Exchange. The net increase of fair value in the amount of $41,161 was reported as change of fair value on inventory loan payable in the accompanying statements of income and comprehensive income for the three months ended March 31, 2007.

New Accounting Pronouncements

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

(2)	Inventories:

A summary of inventory is as follows:

	March 31, 2007	December 31, 2006

Raw materials	$12,107,398	$743
Work in process	1,271,360	3,917,795
Finished goods	1,160,169	2,147,675

	$14,538,927	$6,066,213

(3)	Property, Equipment, and Improvements:

A summary is as follows:

	March 31, 2007	December 31, 2006

Production equipment	$963,772	$950,479
Computers	15,534	14,976
Office equipment and furniture	105,368	101,289
Automobiles	257,296	254,841
Leasehold improvements	386,652	382,963
Building	550,509	545,257

	2,279,131	2,249,805
Less accumulated depreciation and amortization	983,708	895,492

	$1,295,423	$1,354,313

Depreciation and amortization expense for property, equipment, and improvements amounted to approximately $79,417 and $80,398 for the three months ended March 31, 2007 and 2006, respectively.

(4)	Line of Credit:

In February 2007, the Company entered into a facility line of credit with a bank. Under the terms of the agreement, the Company can borrow a maximum amount of $1,939,438 and each of the borrowings cannot be less than $129,300 and has a maximum borrowing period of 90 days. This facility line of credit expires in February 2012 and is secured by an affiliated company and certain real properties owned by an affiliated company. Interest is charged at 1.2 times of the bank’s prime rate (6.696% at March 31, 2007). The facility line of credit agreement has certain conditions for the Company to fulfill prior to the withdrawals. The bank allowed the Company to draw on the line of credit without fulfilling all of the conditions. The facility line of credit agreement also has certain restrictions for the Company to comply during the terms of the agreement. The outstanding balance as of March 31, 2007 was $1,292,959.

(5)	Notes Payable:

As of March 31, 2007 and December 31, 2006, outstanding notes payable to the bank consist of loan agreements that are covered by a Maximum Banking Facility Agreement dated August 24, 2006 with this bank. Under the agreement, maximum facility amounting to $12,929,585 at March 31, 2007 and $12,806,229 at December 31, 2006 (RMB100,000,000) was secured by the Company’s inventories. Outstanding balances of the loan agreements consist of the following:

	March 31, 2007	December 31, 2006
A note payable to a bank, including interest at a rate of 5.76%, secured by the Company’s inventories and certain real estate properties owned by an affiliated company, matured in January 2007. The loan was repaid upon expiry and was not renewed.	-	$1,280,623

Two notes payable to a bank, including interest at a rate of 5.85%, guaranteed by affiliated companies and personally guaranteed by the stockholder, matured in February 2007	-	2,561,246

Four notes payable to a bank, including interest at a rate of 5.832%, secured by the Company’s inventories and certain real estate properties owned by an affiliated company and guaranteed by affiliated companies and personally guaranteed by the stockholder, matured in January 2007	-	3,841,869

A note payable to a bank, including interest at a rate of 6.138%, guaranteed by affiliated companies and secured by certain real estate properties owned by an affiliated company, matured in March 2007	-	1,280,623

A note payable to a bank, including interest at a rate of 6.732%, guaranteed by affiliated companies and secured by the Company’s inventories and certain real estate properties owned by an affiliated company and personally guaranteed by the stockholder, matures in July 2007	-	960,467

A note payable to a bank, including interest at a rate of 6.732%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in September 2007	-	960,467

A note payable to a bank, including interest at a rate of 6.426%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in September 2007	-	1,024,498

A note payable to a bank, including interest at a rate of 6.426%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in October 2007	-	896,436

A note payable to a bank, including interest at a rate of 6.732%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in December 2007	-	1,280,623

A note payable to a bank, including interest at a rate of 6.732%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in July 2007	969,719	-

A note payable to a bank, including interest at a rate of 6.732%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in September 2007	969,719	-

A note payable to a bank, including interest at a rate of 6.426%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in September 2007	1,034,367	-

A note payable to a bank, including interest at a rate of 6.426%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in October 2007	905,071	-

A note payable to a bank, including interest at a rate of 6.732%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in December 2007	1,292,959	-

A note payable to a bank, including interest at a rate of 6.732%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in January 2008	1,745,494	-

A note payable to a bank, including interest at a rate of 6.4728%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in July 2007	840,423	-

A note payable to a bank, including interest at a rate of 6.4728%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in July 2007	1,292,959	-

A note payable to a bank, including interest at a rate of 6.4728%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in July 2007	1,292,959	-

A note payable to a bank, including interest at a rate of 6.732%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in October 2007	1,292,959	-

A note payable to a bank, including interest at a rate of 6.732%, guaranteed by affiliated companies, matures in January 2008	1,939,438	-

A note payable to a bank, including interest at a rate of 6.732%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the stockholder, matures in November 2007	1,292,956	-
	$14,869,023	$14,086,852

(6)	Related-Party Transactions:

For the three months ended March 31, 2006, the Company earned certain cash revenues from its customers that were subsequently collected by its stockholder. Approximate cash revenues amounting to $2,426,000 were collected by its stockholder for the three months ended March 31, 2006. Beginning December 2006, this stockholder is no longer collecting cash revenue on behalf of the Company and all the cash revenues are deposited through the Company’s bank accounts.

The Company’s stockholder frequently borrowed from the Company at a non-interest bearing since the inception of its operations. As of December 31, 2006, the Company discontinued such practice and the balance was repaid to the Company in full. On aggregate, the Company loaned $0 and $20,780,410 to the stockholder, and collected $0 and $21,923,187, during the three months ended March 31, 2007 and 2006, respectively. Outstanding balance due from the stockholder was $0 as of March 31, 2007 and December 31, 2006.

The Company borrowed from its stockholder at a non-interest bearing basis to satisfy the Company’s short term capital need since the inception of its operations. On aggregate, the Company borrowed $202,272 and $0 from the stockholder and repaid $508,249 and $0 during the three months ended March 31, 2007 and 2006, respectively. Outstanding loan payables to the stockholder amounted to $130,405 and $422,909 as of March 31, 2007 and December 31, 2006, respectively.

(7)	Income Taxes:

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has determined the impact of the adoption of FIN 48 is insignificant to the Company’s consolidated financial position, results of operations and cash flows.

The Company did not report certain cash revenues related to fees charged to its customers for product design. Such fee revenues are subject to business tax and service charge of a total of 5.2%. The Company has not reported such revenues since the inception of its operations in 2001. The Company recorded the tax liabilities representing business tax and fees of 5.2% and income tax on the unreported design revenues since the inception of its business in 2001. Per advice of the registered tax agent in China in 2004, the Company accrued 100% of unpaid tax amounts as the maximum penalties which could be assessed by the Tax Department through the periods ended December 31, 2004.

In April 2006, the Shenzhen local tax department has made an assessment of the total tax liabilities related to the cash revenues. Per the tax assessment notice dated April 24, 2006, the Company is obligated to pay a total of $1,754,802 (RMB14,161,249) including business tax, fees and income taxes related to these cash revenues through December 31, 2005. If the Company did not pay off these tax liabilities by April 30, 2006, the Company is subject to 0.05% per day of interest and penalties of the unpaid tax and fee liability amount from the due date (April 30, 2006).

On April 28, 2006, the Company filed an extension to remit these outstanding tax liabilities to December 20, 2006 and was approved by the tax department in July 2006.

On December 28, 2006, Shenzhen local tax department granted a further extension to the Company to remit the tax liabilities from December 20, 2006 to April 25, 2007. The Company will not be subject to any penalties and interest if all the outstanding taxes are remitted to the Tax Department prior to the revised due date on April 25, 2007.

On April 25, 2007, the Company appointed a Registered Tax Agent firm (“RTA”) to apply on behalf of the Company for a special reduction or exemption for the unpaid tax liabilities for the period from inception to December 31, 2006. On May 14, 2007, the Company received a notice from the Shenzhen local tax department to accept the Company’s application for tax reduction or exemption and was granted an additional period to remit its outstanding tax liabilities until August 9, 2007. The tax department agreed not to assess any interest and penalties during this review process until August 9, 2007. Accordingly, the Company did not accrue any interest and penalties related to these outstanding tax liabilities in the accompanying condensed consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein for many reasons including our ability to raise capital when necessary and other risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission including our annual report on Form 10-K filed on April 17, 2007. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law. In the following part of this report, “we”, “the Company” and “Fuqi” refer to Fuqi International, Inc.

Overview

We are engaged in the design, manufacture, marketing and wholesale distribution of a full range of precious metal jewelry in China. We currently operate through two divisions: (i) production and (ii) sales and marketing. The production division is responsible for manufacturing our jewelry products and the sales and marketing division is responsible for selling and marketing the products, including customer relations and customer service. We intend to enter into the retail distribution of our jewelry products by opening or acquiring retail stores in China beginning in 2007.

We generate our revenues primarily from the sale of gold and platinum jewelry. We intend to develop platinum as the primary metal from which our jewelry is manufactured to capitalize on the recent increase in consumption of platinum jewelry in China. We also will devote resources to strengthen our brand name in the China jewelry market by expanding the marketing and promotion of our products and maintaining large-scale production of quality products. Our operations are subject to all of the risks inherent in establishing a business enterprise in China, particularly one that is dependent, initially, on the ever-changing retail trends in products that are discretionary. If we do not receive the consumer or business acceptance that we anticipate, our revenues and operating results will likewise not reach the levels we anticipate. In addition, our ability to effectively conduct our operations must be evaluated in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with establishing a growth business, including uncertainty as to production capabilities, market acceptance, marketing methods, expenses and competition. We may not be successful in our proposed new business activities, such as entering the retail market for our products.

The Chinese jewelry industry has recently experienced growth due to a series of governmental reforms, an increase in income levels and growth in the urban population in China. The industry is also highly competitive, and our competitors include domestic and foreign jewelry manufacturers, wholesalers, and importers who may operate on a national, regional and local scale. Many of our competitors have substantially greater financial, technical and marketing resources and personnel than us. As we believe competition is largely based on quality, service, and pricing, our strategy is to provide competitively priced, moderate- to high-quality products to the high-volume retail jewelry market. We also intend to enter into the jewelry retail industry, which is also highly competitive. Many of our potential competitors in the retail industry will have larger customer bases, longer operating histories and significantly greater financial, technical, marketing and other resources. It may be difficult for a newcomer to enter into the retail industry, but we believe that our established production and wholesale distribution business will facilitate our entrance into the retail market.

We currently anticipate that we need approximately $40.0 million in capital to execute our retail plan for the coming two years. A larger portion is intended to be used to acquire raw materials and a smaller portion of would be used for the opening or acquiring of retail outlets and acquisition of components and additional tooling, in addition to additional labor and promotional activities. The foregoing amount and intended uses are only estimates, which may change based on our analysis and evaluations and based on the changing market and other factors out of our control.

Corporate History

We were originally incorporated in the State of Arizona on September 3, 2004 as VT Marketing Services, Inc. We were a wholly-owned subsidiary of Visitalk Capital Corporation (“VCC”), and were formed as part of the implementation of the Chapter 11 reorganization plan (the “Visitalk Plan”) of visitalk.com, Inc. (“Visitalk.com”). Visitalk.com filed for Chapter 11 Bankruptcy in November 2000. The Visitalk Plan became effective on September 17, 2004 (the “Effective Date”). On September 22, 2004, Visitalk.com merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan. As part of the Visitalk Plan, we issued shares of our common stock and warrants to purchase shares of our common stock that were distributed to creditors and claimants of Visitalk.com. Our original business was to use Visitalk.com’s technology to facilitate peer-to-peer marketing activities. On July 21, 2006, we sold 1,368,761 shares of common stock (post Reverse Split) to BayPeak, LLC. As part of this transaction (the “Bay Peak Sale”), we abandoned our peer-to-peer marketing business, and began to seek companies in Asia with business potential, in particular companies based in China, to acquire. The shares issued in the Bay Peak Sale represented 75% of our outstanding shares at the time of issuance. On July 28, 2006, Visitalk.com was granted its Final Decree by the Bankruptcy Court. On November 6, 2006, we conducted a reverse stock split of our shares common stock and issued one share for each 15.43 shares of our common stock then outstanding (the “Reverse Split”). No shareholder was reversed below 100 shares in the Reverse Split and the then outstanding Plan Warrants were not affected by the Reverse Split. On November 8, 2006, we changed our state of incorporation from Arizona to Nevada.

On November 20, 2006, we entered into a share exchange agreement with Mr. Yu Kwai Chong, who was the sole shareholder of Fuqi International Holdings Co., Ltd., a British Virgin Islands corporation (“Fuqi BVI”) pursuant to which we agreed to acquire all of the issued and outstanding capital stock of Fuqi BVI (the “Exchange Transaction”). The Exchange Transaction closed on November 22, 2006 and, per the terms of the share exchange agreement (the “Share Exchange Agreement”), we issued an aggregate of 18,886,666 shares of our common stock (post Reverse Split) in exchange for all of the issued and outstanding securities of Fuqi BVI. Pursuant to the Share Exchange Agreement, BayPeak agreed to cancel 8,761 shares of common stock.

On December 8, 2006, we changed our corporate name from “VT Marketing Services, Inc.” to “Fuqi International, Inc.” and reincorporated from the State of Nevada to the State of Delaware.

For financial accounting purposes, the Exchange Transaction was treated as a reverse acquisition by Fuqi BVI, and was treated as a recapitalization with Fuqi BVI as the acquirer. Accordingly, our historical financial statements have been prepared to give retroactive effect to the reverse acquisition completed on November 22, 2006, and represent the operations of Fuqi BVI and its wholly-owned subsidiary, Shenzhen Fuqi Jewelry Co., Ltd., a company established under the laws of the People's Republic of China. Upon the acquisition of Fuqi BVI, our sole business operations became that of Fuqi BVI.

Critical Accounting Policies, Estimates and Assumptions

Management's discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, provisions for income taxes, allowance for doubtful accounts, and the recoverability of the long-lived assets. Actual results could differ from these estimates. Periodically, we review all significant estimates and assumptions affecting the financial statements and record the effect of any necessary adjustments.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue Recognition. Revenue is recognized upon delivery and acceptance of jewelry products by our customers, provided that the other conditions of sales are satisfied: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, upon shipment when title passes, or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

Currency Reporting. Amounts reported are stated in U.S. Dollars, unless stated otherwise. Our functional currency is the Renminbi ("RMB"). Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the consolidated financial statements, the consolidated balance sheets of our company have been translated into U.S. dollars at the current rates as of the end of the respective periods and the statements of operations have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the statements of income and comprehensive income and as a separate component of statements of shareholders' equity.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on the our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt in the past.

Inventory. Inventories are stated at lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories assessing slow-moving and ongoing products. Our products contain gold and platinum material which will not become obsolete and accordingly we do not make any reserve for slow-moving and obsolete inventory.

Results of Operations

Three Months Ended March 31, 2007 As Compared To The Three Months Ended March 31, 2006

The following table sets forth our statements of operations for the three months ended March 31, 2007 and 2006 (unaudited):

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
	(in thousands, except earnings per share and share amounts)
Net sales	$27,960	$24,304

Cost of sales	24,796	21,087

Gross profit	3,164	3,217

Operating expenses:
Selling and marketing	194	106
General and administrative	421	269

Total operating expenses	615	375

Income from operations	2,549	2,842

Other income (expenses):
Interest expense	(247)	(210)
Change of fair value of inventory loan payable	(41)	-
Miscellaneous	-	12

Total other expenses	(288)	(198)

Income before provision for income taxes	2,261	2,644

Provision for income taxes	377	370

Net income	1,884	2,274

Other comprehensive income - foreign currency translation adjustments	110	57

Comprehensive income	$1,994	$2,331
Earnings per share - basic	$0.09	$0.12

Earnings per share - diluted	$0.07	$0.12

Weighted average number of common shares - basic	20,715,384	18,886,666

Weighted average number of common shares - diluted	26,582,024	18,886,666

Net sales for the three months ended March 31, 2007 increased to $28.0 million, an increase of $3.7 million, or 15.2%, from net sales of $24.3 million for the three months ended March 31, 2006. The increase in net sales was primarily the result of an increase in our prices, which was the result of an increase in the price of precious metals. We had a decrease in our sales quantity for the three months ended March 31, 2007 as compared to the same period in 2006. The decrease in sales quantity was approximately 1%.

Sales for the three months ended March 31, 2007 and 2006 were comprised of the following (expressed in millions of dollars):

	Three Months Ended March 31,
	2007		2006
	Amount in $	%	Amount in $	%
Platinum	5.56	19.86	5.44	22.39
Gold	14.70	52.50	11.59	47.70
K-gold and Studded Jewelry	7.74	27.64	7.27	29.91
Total	28.00	100.00	24.30	100.00

Cost of sales is mainly comprised of costs of raw materials, primarily gold and platinum, in addition to direct manufacturing costs and factory overhead, which accounted for approximately 7.9% of the cost of sales for the three months ended March 31, 2007. Cost of sales for the three months ended March 31, 2007 increased to $24.8 million, an increase of $3.7 million, or 17.5%, from $21.1 million for the same period in 2006. The increase was primarily due to the increase in net sales for the three months ended March 31, 2007.

Gross profit for the three months ended March 31, 2007 and 2006 was $3.2 million. The gross margin decreased to 11.4% for the three months ended March 31, 2007, compared to 13.3% for the same period in 2006. The gross margin for the three months ended March 31, 2007 was at approximately the same level as that of the fourth quarter of 2006. The decrease in gross profit margin in first quarter 2007 as compared to March 31, 2006 was mainly attributed to the sharp increase in precious metal prices in early 2006. The 9% increase in average material costs in first quarter of 2006 had created a higher margin for our selling of 2005 year ended inventory. With removal of the price element, the gross margin for the first quarter of 2007 was approximately the same as that of the first quarter of 2006. As a result of increases in utility costs and direct labor, we have increased our processing fees in second quarter of 2007.

Selling and marketing expenses were primarily comprised of business taxes, advertising expenses, traveling expenses, production costs of marketing materials, insurance and delivery expenses. Selling and marketing expenses for the three months ended March 31, 2007 were $194,000, an increase of $88,000, or 83.0%, from $106,000 for the same period in 2006. The increase in selling and marketing expenses was primarily due to our extended advertising campaign during Chinese New Year and increase on insurance coverage for product delivery.

General and administrative expenses consisted primarily of payroll expenses, benefits and travel expenses for our staff, professional fees including audit, accounting, legal and financial advisory, depreciation expenses, and general office expenses. General and administrative expenses for the three months ended March 31, 2007 were $422,000, an increase of $153,000, or 56.9%, from $269,000 for the same period in 2006. The increases in general and administrative expenses were mainly due to costs and fees incurred in connection with a reverse acquisition between us and Fuqi BVI, becoming a publicly reporting company in the United States, and increase in professional fees relating to being a publicly reporting company. We expect that our general and administrative expenses will increase due to the various additional legal, accounting and other requirements applicable to a public company in the United States.

Interest expenses were approximately $247,000 for the three months ended March 31, 2007, an increase of $37,000, or 17.6%, from $210,000 for same period in 2006. The increase in interest expense were primarily a result of our increase in short term bank financing and increase in interest rates for the three months ended March 31, 2007.

Provision for income tax expense was approximately $377,000 for the three months ended March 31, 2007, an increase of $7,000, or 1.9%, from approximately $370,000 for the same period in 2006. The increase was primarily due to the decrease in income tax benefits, partially offset by the taxable income slightly decreasing for the three months ended March 31, 2007. Companies in China are generally subject to a 30% state enterprise income tax and a 3% national income tax. Our subsidiary, Shenzhen Fuqi Jewelry Company Limited, enjoyed a reduced enterprise income tax rate of 15%, which is granted to all enterprises operating in Shenzhen Special Economic Zone. Because of the recent announcement in income tax rate restructure, we will be subject to an income tax rate of 25%. However, the impacts will depend on the timing for Shenzhen city to apply the new tax rate.

Net income decreased to $1.9 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006, a decrease of $0.4 million, or 17.4%.

Other comprehensive income was $110,000 during 2007, an increase of $53,000, or 93.0%, from $57,000 during 2006. The increase was a result of accelerated appreciation of the RMB exchange rate against U.S. dollars during the first quarter of 2007 compared to that of 2006.

Liquidity and Capital Resources

At March 31, 2007, we had retained earnings of $5.2 million and had cash of $10.7 million. We have historically financed our operations with cash flows generated from operations, as well as through the borrowing of long term or short-term bank loans.

We currently have outstanding facility lines of credit and short-term notes payables with banks in an aggregate amount of $16.2 million, consisting of $14.9 million in short-term notes payable to banks and $1.3 million in facility lines of credit. Our loans are secured by inventory, real property and/or guaranteed by our affiliates.

Net cash used by operating activities was $4.0 million for the three months ended March 31, 2007, compared to net cash used by operations of $130,000 for the same period in 2006. Net cash used increased by $3.87 million for the three months ended March 31, 2007, as compared to the same period in 2006, primarily due to an increase in inventory to $8.4 million from $1.9 million in 2006 and an increase of refundable value added taxes to $1.25 million from $71,000 in 2006, partially offset by an increase in customer deposits payable to $1.6 million from $614,000 in 2006. Because of current negative press reports on the shopping tours to Hong Kong, local jewelry distributors expected Chinese consumers would spend more in China during the Labor Day Holidays. As a result, more purchase orders were placed with us to meet this expectation. Taking into account the upward trend of precious metal prices, the Company stocked up in advance by the end of first quarter of 2007 to meet these orders for the peak season of Labor Day holidays in May 2007. The refundable value added taxes was built up in line with the increase in inventory.

Net cash used for investing activities amounted to $395,000 for the three months ended March 31, 2007, compared to net cash provided by investing activities of $2.8 million for the three months ended March 31, 2006. The change was primarily due to release of restricted cash of $1.74 million in 2006 while there was $387,000 in 2007 being classified as restricted cash as a condition of bank borrowing.

Net cash provided by financing activities amounted to $1.63 million for the three months ended March 31, 2007, compared to net cash used for financing activities of $1.0 million for the three months ended March 31, 2006. The increase of cash provided was primarily a result of the additional borrowings of $1.9 million from the facility line of credit entered in February 2007.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for the next 12 months for our business. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected by the board to expand the use of fair value measurement, which is consistent with the board's long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this statement; however, we do not currently expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. The functional currency of our company is Renminbi (RMB). Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in RMB. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

Credit Risk. Our product revenues are concentrated in production and sales of fine jewelry products, which are highly competitive with frequent changes in styles and fashion. Significant customer preference changes in the industry or customer requirements, or the emergence of competitive products with better marketing strategies and more well-known brand name, could adversely affect our operating results. Financial instruments that potentially subject us to concentration of credit risk consist principally of trade accounts receivable. The credit risk in the accounts receivable is mitigated by the fact that we perform ongoing credit evaluations of our customers’ financial condition and that accounts receivable are primarily derived from large credit-worthy companies throughout the PRC. In addition, we have attempted to diversify our customer base. Historically, we have not experienced significant losses related to trade receivables. Generally, no collateral is required.

Country Risk. Substantially all of our business, assets and operations are located and conducted in China. While China’s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Inflation. Inflationary factors such as increases in our overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2007, our Chief Executive Officer and Chief Financial Officer, in consultation with other members of management and advisors as appropriate, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2007. However, our independent auditors have identified significant deficiencies that we are currently working to correct. Our independent auditors, Stonefield Josephson, Inc., identified that our accounting on certain significant transactions were incorrectly calculated or incorrectly recorded. During the course of field work related to the audit of our financial statements for the year ended December 31, 2006, our independent auditors discovered these errors. The independent auditors discussed these matters with our Chief Financial Officer, and we subsequently reevaluated the transactions and recorded the necessary adjustments. The auditors believe that these adjustments reflected significant deficiencies in our internal controls over accounting and financial reporting. We are in the process of improving our internal control processes and procedures with training programs that started in the second quarter of 2007. Management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b) Changes in internal control over financial reporting

The term “Internal Control Over Financial Reporting” is defined as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

None.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUQI INTERNATIONAL, INC.

Date: May 21, 2007	By:	/s/ Yu Kwai Chong
Yu Kwai Chong
Chief Executive Officer

Date: May 21, 2007	By:	/s/ Ching Wan Wong
Ching Wan Wong
Chief Financial Officer