Form 10-Q
period 2007-06-30
FUQI INTERNATIONAL, INC.
filed 2007-08-20
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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
Yes ☐ No ☒

As of August 15, 2007 the registrant had issued and outstanding 21,692,503 shares of common stock, par value $.001 per share.

FUQI INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Fuqi International, Inc. included in the Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 17, 2007.

Fuqi International, Inc.
Condensed Consolidated Balance Sheets
	June 30,
	2007	December 31,
	(Unaudited)	2006
Assets

Current assets:
Cash	$8,493,504	$13,354,981
Restricted cash	393,933	-
Accounts receivable, net of allowance for doubtful accounts of $299,000 for June 30, 2007 and $195,000 for December 31, 2006	10,872,015	9,363,397
Refundable value added taxes	1,948,517	-
Inventories	20,795,528	6,066,213
Prepaid expenses	129,871	89,362
Deposits	101,859	-
Deposits related to borrowings on notes payable	-	736,358
Deferred taxes	52,262	29,198
Total current assets	42,787,489	29,639,509

Property, equipment, and improvements, net	1,234,947	1,354,313

Deposits	93,717	91,398

Other assets	39,040	40,122

	$44,155,193	$31,125,342

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$15,100,781	$14,086,852
Line of credit	1,313,111	-
Accounts payable and accrued liabilities	1,272,431	215,092
Accrued business tax	1,353,490	1,084,078
Accrued estimated penalties	1,147,594	1,119,201
Accrued value added taxes	-	133,010
Customer deposits	3,257,192	1,234,424
Inventory loan payable	723,169	-
Due to stockholder	-	422,909
Income tax payable	2,600,459	1,884,837
Total current liabilities	26,768,227	20,180,403

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding - 21,692,503 shares as of June 30, 2007 and 20,715,384 shares as of December 31, 2006	21,693	20,715

Additional paid in capital	9,958,174	7,203,673
Accumulated foreign currency translation adjustments	746,485	432,125
Retained earnings	6,660,614	3,288,426

Total stockholders' equity	17,386,966	10,944,939
	$44,155,193	$31,125,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc. Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$26,280,696	$24,220,335	$54,240,965	$48,523,940

Cost of sales	23,227,434	23,007,011	48,023,583	44,093,624

Gross profit	3,053,262	1,213,324	6,217,382	4,430,316

Operating expenses:
Selling and marketing	186,816	109,600	380,573	215,860
General and administrative	740,086	299,724	1,161,598	568,197

Total operating expenses	926,902	409,324	1,542,171	784,057

Income from operations	2,126,360	804,000	4,675,211	3,646,259

Other income (expenses):
Interest expense	(282,609)	(189,819)	(529,776)	(400,234)
Interest Income	3,009	-	3,009	-
Change of fair value on inventory loan payable	(7,214)	-	(48,375)	-
Miscellaneous	5,614	15	5,614	12,453

Total other expenses	(281,200)	(189,804)	(569,528)	(387,781)

Income before provision for income taxes	1,845,160	614,196	4,105,683	3,258,478

Provision for income taxes	356,176	100,062	733,495	469,903

Net income	1,488,984	514,134	3,372,188	2,788,575

Other comprehensive income - foreign currency translation adjustments	204,300	13,793	314,360	70,609

Comprehensive income	$1,693,284	$527,927	$3,686,548	$2,859,184

Earnings per share - basic	$0.07	$0.03	$0.16	$0.15

Earnings per share - diluted	$0.06	$0.03	$0.13	$0.15

Weighted average number of common shares - basic	20,940,873	18,886,666	20,828,751	18,886,666

Weighted average number of common shares - diluted	25,453,673	18,886,666	26,014,731	18,886,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Increase (Decrease) in Cash
	Six Months Ended June 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$3,372,188	$2,788,575

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	160,147	151,758
Change of fair value on inventory loan payable	48,375	-
Bad debt	98,650	100,872

Changes in operating assets and liabilities:
Accounts receivable	(1,355,124)	(3,601,695)
Refundable value added taxes	(2,060,952)	(610,090)
Inventories	(14,407,983)	(5,209,187)
Prepaid expenses	(37,803)	(18,753)
Deposits - short term	644,507	(186,800)
Deferred taxes	(22,066)	(37,983)
Other current assets	-	2,156
Deposits	-	18,680
Other assets	2,076	(22,931)
Accounts payable, accrued expenses, accrued business tax and accrued penalties	1,282,050	186,652
Inventory loan receivable	-	691,363
Inventory loan payable	666,487	-
Customer deposits	1,968,574	258,716
Income tax payable	660,133	373,463
Net cash used for operating activities	(8,980,741)	(5,115,204)

Cash flows provided by (used for) investing activities:
Purchase of property, equipment and improvements	(8,189)	(20,135)
Disbursements on loans to stockholder	-	(50,827,042)
Proceeds from collections on loans to stockholder	-	56,638,097
Decrease (Increase) in restricted cash	(389,408)	-
Net cash provided by (used for) investing activities	(397,597)	5,790,920

Cash flows provided by (used for) financing activities:
Proceeds from short-term borrowing	1,947,040	-
Proceeds from exercise of warrants, net of financing cost	2,755,479	-
Proceeds from loans borrowed from stockholder	203,506	-
Repayments to loans payable to stockholder	(642,295)	-
Net cash provided by (used for) financing activities	4,263,730	-

Effect of exchange rate changes on cash	253,131	208,092

Net increase (decrease) in cash	(4,861,477)	883,808

Cash, beginning of the period	13,354,981	71,479

Cash, end of the period	$8,493,504	$955,287

Supplemental disclosure of cash flow information:
Interest paid	$510,756	$376,006
Income taxes paid	$95,428	$126,457

Non-cash activities:
Decrease in due from stockholder for dividend declared and paid	$-	$2,739,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Accounting Policies:

Organization, Nature of Business and Basis of Presentation

Fuqi International, Inc. (‘Fuqi” or “the Company”), formerly VT Marketing Services, Inc. (“VTM”), was originally incorporated in the State of Arizona on September 3, 2004 as a wholly-owned subsidiary of Visitalk Capital Corporation (“VCC”), and was formed as part of the implementation of the Chapter 11 reorganization plan (the “Visitalk Plan”) of visitalk.com, Inc. (“Visitalk.com”). Visitalk.com filed for Chapter 11 Bankruptcy in November 2000. The Visitalk Plan became effective on September 17, 2004. On September 22, 2004, Visitalk.com merged into VCC, which was authorized as the reorganized debtor under the Visitalk Plan.

Fuqi International, Inc. currently operates in two divisions: (i) production and (ii) sales and marketing. The production division is responsible for all manufacturing of jewelry products, while the sales and marketing division is responsible for all of the selling and marketing functions of the products, including customer relationships and customer service. The Company has been selling its products to wholesalers and distributors since the inception of its operations. In April 2007, the Company began to sell its products through retail counters in department stores. The Company grants credit to the majority of its wholesale and distribution customers, which are located throughout the PRC, and the Company does not generally require collateral.

The accompanying condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of income for the three months and six months ended June 30, 2007 and June 30, 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and June 30, 2006 are unaudited and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Fuqi as of June 30, 2007 and the results of operations for the three months and six months ended June 30, 2007 and 2006 and the cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation Policy:

The condensed consolidated financial statements include the condensed consolidated financial statements of Fuqi International and its wholly owned subsidiaries, Fuqi BVI and Shenzhen Fuqi. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Cost of Sales

Cost of sales includes raw material, direct labor and overhead costs. Overhead costs consist of depreciation for improvements related to the Company’s factory and machinery and equipment, indirect labor, utilities, factory rent and warehouse costs, and occupancy costs at department stores. The Company does not incur any significant amount of inbound freight charges, purchasing and receiving costs since the Company’s raw material, including primarily gold and platinum, are handled by the Company’s operation manager. All the costs related to the Company’s distribution network are included in the cost of sales.

Operating Costs:

Selling and marketing expenses include salaries and employee benefits, advertising, travel and entertainment, insurance, amortization of cost for operation rights acquired, and business taxes.

General and administrative expenses include management and office salaries and employee benefits, deprecation for office facility and office equipment, travel and entertainment, insurance, legal and accounting, consulting fees, workers’ compensation insurance, and other office expenses.

Revenue Recognition

Wholesale revenue is recognized upon delivery and acceptance of jewelry products by the customers while retail revenue is recognized upon receipts and acceptance of jewelry products by the customers, provided that the other conditions of sales, as established by the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, are satisfied:

•  Persuasive evidence of an arrangement exists;
•  Delivery has occurred, upon shipment when title passes, or services have been rendered;
•  The seller’s price to the buyer is fixed or determinable; and
•  Collectibility is reasonably assured.

Value Added Taxes represent amounts collected on behalf of specific regulatory agencies that require remittance by a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. In compliance with the Emerging Issues Task Force consensus on issue number 06-03 (EITF 06-03), the Company accounts for value added taxes on a net basis.

Currency Reporting

Amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company is the Renminbi (“RMB”). Foreign currency transactions (outside PRC) during three months and six months ended June 30, 2007 and 2006 are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end and year-end exchange rates.

The Company’s functional currency is RMB. For the purpose of preparing the condensed consolidated financial statements, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2007 and 2006 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of income and comprehensive income.

Basic and Diluted Earnings Per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2006, the Company had common stock equivalents of 16,846,982 shares upon the exercise of the plan warrants. The Company delivered a notice of redemption to the warrant holders in May 2007, and all of the warrants were either exercised or redeemed and cancelled in June 2007. The computation of dilutive potential common shares for the periods is shown as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Basic weighted average shares	20,940,873	18,886,666	20,828,751	18,886,666
Effect of dilutive securities - warrants	4,512,800	-	5,185,980	-

Dilutive potential common shares	25,453,673	18,886,666	26,014,731	18,886,666

Inventory Loan Payable

During the six months ended June 30, 2007, the Company borrowed from a non-related entity, at a cost of approximately $663,974, platinum raw materials for production use. Per the terms of the agreement, the Company is obligated to return the same quantity of platinum in August 2007. The loan payable was stated at fair value of $723,169 as of June 30, 2007 which was determined based on the quoted market price listed by the Shanghai Gold Exchange. The net increase of fair value in the amount of $7,214 and $48,375 was reported as change of fair value on inventory loan payable in the accompanying condensed consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2007, respectively.

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

Restricted Cash

The Company committed to loan a total of $2,820,513 to two related parties in 2006. Per the agreements with the bank through which the loan was to be made, the Company was required to maintain $2,820,513 in the bank to cover these loans when drawn by these entities. The agreements with the bank expired during 2006, and accordingly the cash balance was no longer restricted as of December 31, 2006.

As of June 30, 2007, the Company was required to maintain a fixed deposit of $393,933 as a condition to borrow under a bank loan agreement. The amount was classified as restricted cash as of June 30, 2007.

(2)	Inventories:

A summary of inventory is as follows:
	June 30, 2007	December 31, 2006

Raw materials	$17,409,764	$743
Work in process	1,748,181	3,917,795
Finished goods - Wholesale operation	636,740	2,147,675
Finished goods - Retail operation	1,002,843	-
	$20,795,528	$6,066,213

(3)	Property, Equipment and Improvements:

A summary is as follows:
	June 30, 2007	December 31, 2006

Production equipment	$979,305	$950,479
Computers	15,777	14,976
Office equipment and furniture	107,010	101,289
Automobiles	261,306	254,841
Leasehold improvements	392,678	382,963
Building	559,090	545,257

	2,315,166	2,249,805
Less accumulated depreciation and amortization	1,080,219	895,492
	$1,234,947	$1,354,313

Depreciation and amortization expense for property, equipment, and improvements amounted to approximately $102,952 and $71,360 for the three months ended June 30, 2007 and 2006, respectively, and $160,147 and $151,758 for the six months ended June 30, 2007 and 2006, respectively.

(4)	Operation Rights Transfer Agreement:

In April 2007, the Company entered into a transfer agreement with an unrelated party (the “Transferor”), which has operation agreements with department stores for five jewelry retail counters. Under the terms of the agreement, the Transferor agreed to assign all of the operation rights to the Company for a fee of $400,000. The fee is payable in three separate installments. The first payment of $120,000 is due upon completion of the transfer of the operation rights by the department stores to the Company. The second installment of $120,000 is due within 30 days after the remittance of the first installment while the final installment of $160,000 is due within 90 days after the remittance of the first installment.

The Company obtained temporary operation rights from the Transferor to operate these counters from May 1, 2007. The Transferor is in the progress of negotiating the transfer of operation rights to the Company with these department stores. As of August 13, 2007, the Company has not yet received formal operation rights transfer agreements but has received verbal confirmations from the department stores.

(5)	Line of Credit:

In February 2007, the Company entered into a facility line of credit with a bank. Under the terms of the agreement, the Company can borrow a maximum amount of $1,969,667 and each of the borrowings cannot be less than $131,311 and has a maximum borrowing period of 90 days. This facility line of credit expires in February 2012 and is secured by an affiliated company and certain real properties owned by an affiliated company. Interest is charged at 1.2 times the bank’s prime rate (6.804% to 7.02% at June 30, 2007). The facility line of credit agreement has certain conditions for the Company to fulfill prior to the withdrawals and to continue to borrow from the bank, including execution of the fixed deposit agreement and maintaining approximately $657,000 (RMB 5,000,000) in fixed deposit with this bank. The bank has allowed the Company to draw on the line of credit without fulfilling these conditions. The facility line of credit agreement also has certain restrictions and covenants with which the Company must comply during the terms of the agreement. The outstanding balance as of June 30, 2007 was $1,311,111.

(6)	Notes Payable:

As of June 30, 2007 and December 31, 2006, outstanding notes payable to the bank consisted of loan agreements that are covered by a Maximum Banking Facility Agreement dated August 24, 2006 with this bank. Under the agreement, maximum facility amount, which was $13,131,114 at June 30, 2007 and $12,806,229 at December 31, 2006 (RMB100,000,000), is secured by the Company’s inventories. The Bank Facility Agreement has certain restrictions and covenants. The Company has been in compliance with these restrictions and covenants since the execution of the Agreement. As of June 30, 2007 and December 31, 2006, the Company had outstanding loan balances with this bank totaling $13,131,114 and $12,806,229, respectively.

The outstanding notes payable balances of the loan agreements consist of the followings:

	June 30, 2007	December 31, 2006
A note payable with interest at a rate of 5.76%, secured by the Company’s inventories and certain real estate properties owned by an affiliated company, matured in January 2007. The loan was repaid.	-	$1,280,623

Two notes payable with interest at a rate of 5.85%, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matured in February 2007. The loan was repaid.	-	2,561,246

Four notes payable with interest at a rate of 5.832%, secured by the Company’s inventories and certain real estate properties owned by an affiliated company and guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matured in January 2007. The loan was repaid.	-	3,841,869

A note payable with interest at a rate of 6.138%, guaranteed by affiliated companies and secured by certain real estate properties owned by an affiliated company, matured in March 2007. The loan was repaid.	-	1,280,623

A note payable with interest at a rate of 6.732%, guaranteed by affiliated companies and secured by the Company’s inventories and certain real estate properties owned by an affiliated company and personally guaranteed by the stockholder, matures in July 2007. The loan was repaid.	-	960,467

A note payable with interest at a rate of 6.732%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in September 2007. The loan was repaid.	-	960,467

A note payable with interest at a rate of 6.426%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in September 2007. The loan was repaid.	-	1,024,498

A note payable with interest at a rate of 6.426%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in October 2007. The loan was repaid.	-	896,436

A note payable with interest at a rate of 6.732%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in December 2007. The loan was repaid.	-	1,280,623

A note payable with interest at a rate of 6.732%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in July 2007.	984,835	-

A note payable with interest at a rate of 6.732%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in September 2007.	984,835	-

A note payable with interest at a rate of 6.426%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in September 2007.	1,050,489	-

A note payable with interest at a rate of 6.426%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in October 2007.	919,178	-

A note payable with interest at a rate of 6.732%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in December 2007.	1,313,111	-

A note payable with interest at a rate of 6.732%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in January 2008.	1,772,700	-

A note payable with interest at a rate of 6.4728%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in July 2007.	853,522	-

A note payable with interest at a rate of 6.4728%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in July 2007.	1,313,111	-

A note payable with interest at a rate of 6.4728%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in July 2007.	1,313,111	-

A note payable with interest at a rate of 6.732%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in October 2007.	1,313,111	-

A note payable with interest at a rate of 6.732%, guaranteed by affiliated companies, matures in January 2008.	1,969,667	-

A note payable with interest at a rate of 6.732%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the controlling stockholder, matures in November 2007.	1,313,111	-
	$15,100,781	$14,086,852

(7)	Equity Financing

In accordance with the Visitalk Plan, the Company issued six series of common stock purchase warrants allowing holders to purchase additional shares of common stock (“Plan Warrants”). Each Plan Warrant provides for the purchase of one share of common stock and is callable by the Company for a price of $.0001 per warrant at any time. The Plan Warrants are governed by a Warrant Agreement. In connection with the execution of the Share Exchange Agreement on November 20, 2006, four series of the Plan Warrants (series A, B, D and F) were called and expired. In substance, three of Visitalk Plan’s warrants were exchanged for each of the Company’s warrants.

Pursuant to the terms of the Warrant Agreement and Visitalk Plan, the Company delivered a notice of redemption to the warrant holders in May 2007, and upon expiration of the call period on June 8, 2007, series C warrants had been exercised for 977,119 shares of the Company’s common stock for total gross proceeds from conversion of $2,931,360. The remaining unexercised warrants were redeemed at $0.0001 per share by the Company. All other remaining Plan Warrants expired unexercised. No warrants remained outstanding after the closing of the call.

The Company issued a total of 977,119 shares of common stock to existing warrant holders upon the exercise of warrants under the registration exemption offered under Section 1145(a)(1) of the United States Bankruptcy Code, as amended.

(8)	Related-Party Transactions:

For the three months and six months ended June 30, 2006, the Company earned certain cash revenues from its customers that were subsequently collected by its controlling stockholder. Approximate cash revenues amounting to $1,415,982 and $2,735,571 were collected by its controlling stockholder for the three months and six months ended June 30, 2006, respectively. Beginning December 2006, this controlling stockholder is no longer collecting cash revenue on behalf of the Company and all the cash revenues are deposited through the Company’s bank accounts.

Since the inception of the Company’s operations, the Company’s controlling stockholder frequently borrowed funds from the Company on a non-interest bearing basis. As of December 31, 2006, the Company discontinued such practice and the balance was repaid to the Company in full. In aggregate, the Company loaned $30,046,632 and $50,827,042, during the three months and six months ended June 30, 2006, respectively, and collected $34,714,910 and $56,638,097 during the three months and six months ended June 30, 2006, respectively. The Company did not loan or collect any amounts to or from the controlling stockholder during the three or six months ended June 30, 2007. Outstanding balance due from the controlling stockholder was $0 as of June 30, 2007 and December 31, 2006.

The Company has borrowed from its controlling stockholder on a non-interest bearing basis to satisfy the Company’s short term capital needs since the inception of its operations. In aggregate, the Company borrowed $1,234 and $203,506 during the three months and six months ended June 30, 2007, respectively, and repaid $134,046 and $642,295 during the three months and six months ended June 30, 2007, respectively. The Company did not borrow or repay any amounts from or to the controlling stockholder during the three months and six months ended June 30, 2006. Outstanding loan payables to the controlling stockholder amounted to $0 and $422,909 as of June 30, 2007 and December 31, 2006, respectively.

The Company declared and paid dividends of $2,739,726 to its controlling stockholder during the three months ended June 30, 2006, which offset the amounts due from this stockholder. Subsequent to the Share Exchange Agreement closed on November 22, 2007, the Company did not declare or pay any dividends to its stockholders.

(9)	Income Taxes:

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

The Company did not report certain cash revenues related to fees charged to its customers for product design. Such fee revenues are subject to business tax and service charges in China at an aggregate rate of 5.2%. The Company has not reported such revenues since the inception of its operations in 2001. The Company has recorded in its consolidated financial statements the tax liabilities representing business tax and fees of 5.2% and income tax on the unreported design revenues since the inception of its business in 2001. Per advice of the registered tax agent in China in 2004, the Company accrued 100% of unpaid tax amounts as the maximum penalties which could be assessed by the local tax department through the periods ended December 31, 2004.

In April 2006, the Shenzhen local tax department made an assessment of the total tax liabilities related to the cash revenues. Per the tax assessment notice dated April 24, 2006, the Company is obligated to pay a total of $1,754,802 (RMB14,161,249) including business tax, fees and income taxes related to these cash revenues through December 31, 2005. If the Company did not pay off these tax liabilities by April 30, 2006, the Company would be subject to 0.05% per day of interest and penalties of the unpaid tax and fee liability amount from the due date (April 30, 2006).

On April 28, 2006, the Company filed an extension to remit these outstanding tax liabilities to December 20, 2006 and was approved by the tax department in July 2006.

On December 28, 2006, the Shenzhen local tax department granted a further extension to the Company to remit the tax liabilities from December 20, 2006 to April 25, 2007. The Company would not be subject to any penalties and interest if all the outstanding taxes were remitted to the Tax Department prior to the revised due date on April 25, 2007.

On April 25, 2007, the Company appointed its registered tax agent to apply on behalf of the Company for a special reduction or exemption for the unpaid tax liabilities for the period from inception to December 31, 2006. On May 14, 2007, the Company received a notice from the Shenzhen local tax department to accept the Company’s application for a tax reduction or exemption and was granted an additional period to remit its outstanding tax liabilities until August 9, 2007. The tax department agreed not to assess any interest and penalties during this review process until August 9, 2007. Accordingly, the Company did not accrue any interest and penalties related to these outstanding tax liabilities in the accompanying condensed consolidated financial statements.

On August 10, 2007, the Company received a notice from the tax department that conditionally agreed to exempt the Company’s tax liabilities in the amount of approximately $3 million on unreported design fee income for the period from the inception of the Company’s operations in 2001 to December 31, 2006, provided that the Company’s common stock is successfully listed on a major overseas stock exchange within 180 days from the date of the tax notice.

(10)	Subsequent Event

As indicated in Note 9, the Company received a notice on August 10, 2007 from the Shenzhen tax department that conditionally agreed to exempt the Company’s tax liabilities in the amount of approximately $3 million on unreported design fee income for the period from the inception of the Company’s operations in 2001 to December 31, 2006, provided that the Company’s common stock is successfully listed on a major overseas stock exchange within 180 days from the date of the tax notice.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”) and the “Risk Factors” section, below. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Fuqi” refers to Fuqi International, Inc. and our wholly-owned subsidiaries.

Overview

We are a leading designer of high quality precious metal jewelry in China, developing, promoting, and selling a broad range of products in the large and rapidly expanding Chinese luxury goods market. Our products consist of a range of unique styles and designs made from precious metals such as platinum, gold, and Karat gold (K-gold), as well as diamonds and other precious stones. We continuously innovate and change our designs based upon consumer trends in China. By continuously creating new designs and rapidly bringing them to market, we are able to differentiate ourselves from our competitors and strengthen our brand identity. Our design database presently contains over 20,000 unique products.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through both retail counters located in department stores and in other traditional stand-alone jewelry stores. We sell our products to our customers at a price point which reflects the market price of the base material, plus a mark-up reflecting our design fees and processing fees. Typically this markup ranges from 10-12%. Our customers then further mark-up our product to the consumer up to an additional 30%.

In order to capitalize on the substantial growth in consumer spending within the luxury goods category and to capture the margin appreciation from direct sales to the consumer, we recently initiated a retail strategy in product categories where we believe we will not be in competition with our existing sales channels. Our retail strategy will focus on finished gemstone jewelry, which we previously provided only on a custom order basis and which has historically represented only a nominal percentage of our overall sales. Gemstone products usually have a longer turnover period of at least four to six months but offer higher margins. We intend to analyze sales data at all our retail outlets and determine the best product mix for each outlet in order to achieve the highest sales revenue and gross margins.

We expect to expend significant resources to commence our planned retail distribution of our manufactured jewelry in China. We will require substantial funds in order to finance our planned retail distribution, fund operating expenses, to develop manufacturing, marketing and sales capabilities and to cover public company costs. In addition to the funds required to open retail locations, additional working capital will be needed to operate retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores. We also expect to require substantial funds to change our product mix to include more platinum products. Without these funds, we may not be able to meet these goals. Also, we expect our general and administrative costs to substantially increase due to higher salaries to be paid to our executive officers further to employment agreements we intend to enter into, which will come into effect on the effective date of our proposed public offering and listing on a national securities exchange.

A substantial portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. In addition, as we increase our presence in the retail market, we expect the aging of our accounts receivable generated from sales through retail counters to increase as department stores typically defer payments to us of cash receipts collected by them on our behalf. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

In the coastal cities of China, we believe the demand for platinum and gem stone products has been increasing. In order to capitalize on the growth in demand, we intend to develop platinum as one of the primary metals from which our jewelry is manufactured. In 2006, we began to shift our product line to produce more platinum jewelry and we intend to invest in the development of a new production line to produce finished gemstone platinum jewelry. The production cycle of platinum products is five to seven days, while the cycle for gold products is about two days. As such, we anticipate that more working capital will be needed to support this shift of product mix.

Our company is headquartered in the city of Shenzhen, in southern China, where we have a large-scale production base that includes a modern factory of more than 53,000 square feet, a dedicated senior design, sales and marketing team, and more than 600 company trained employees. We believe our current facilities provide adequate space for our planned expansion of our production lines, which will include diamond and other finished gemstone jewelry.

Corporate History

We operate through our wholly-owned subsidiary Fuqi International Holdings Co., Ltd., a British Virgin Islands corporation (“Fuqi BVI”) and its wholly-owned subsidiary, Shenzhen Fuqi Jewelry Co., Ltd., (“Fuqi China”) a company established under the laws of the People’s Republic of China.

On November 20, 2006, Fuqi BVI entered into a share exchange agreement with VT Marketing Services, Inc. (“VT”) and Mr. Yu Kwai Chong, who is our current Chief Executive Officer and Chairman of the Board of the Directors, to effect a reverse merger transaction (the “Reverse Merger”). Pursuant to the Reverse Merger, Mr. Chong, as the sole shareholder of Fuqi BVI, agreed to exchange all of his shares of Fuqi BVI for shares of VT and VT agreed to acquire all of the issued and outstanding capital stock of Fuqi BVI. VT was formed as part of the implementation of the Chapter 11 reorganization plan (the “Visitalk Plan”) of visitalk.com, Inc., which became effective on September 17, 2004. The Reverse Merger closed on November 22, 2006 and VT issued an aggregate of 18,886,666 shares of common stock in exchange for all of the issued and outstanding securities of Fuqi BVI. Upon the close of the Reverse Merger, VT became the 100% parent of Fuqi BVI and assumed the operations of Fuqi BVI and its subsidiary as its sole business. On November 8, 2006, VT reincorporated from Arizona to Nevada and on December 8, 2006, after the Reverse Merger, VT reincorporated from the Nevada to Delaware and changed its corporate name from “VT Marketing Services, Inc.” to “Fuqi International, Inc.” The transactions contemplated by the Reverse Merger were intended to be a “tax-free” transaction pursuant to the provisions of Section 351 of the Internal Revenue Code of 1986, as amended.

For financial accounting purposes, the Reverse Merger was treated as a reverse acquisition by Fuqi BVI, under the purchase method of accounting, and was treated as a recapitalization with Fuqi BVI as the accounting acquirer. Accordingly, our historical financial statements have been prepared to give retroactive effect to the reverse acquisition completed on November 22, 2006, and represent the operations of Fuqi BVI and its wholly-owned subsidiary, Fuqi China.

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

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue Recognition. Wholesale revenue is recognized upon delivery and acceptance of jewelry products by our customers while the retail revenue is recognized upon receipt and acceptance of jewelry products by our customers, provided that the other conditions of sales are satisfied: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, upon shipment when title passes, or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

Currency Reporting. Amounts reported are stated in U.S. Dollars, unless stated otherwise. Our functional currency is the Renminbi ("RMB"). Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the condensed consolidated financial statements, the condensed consolidated balance sheets of our company have been translated into U.S. dollars at the current rates as of the end of the respective periods and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the statements of income.

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

Inventory. Inventories are stated at the lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories assessing slow-moving and ongoing products. Our products contain gold and platinum material which will not become obsolete and accordingly we do not make any reserve for slow-moving and obsolete inventory.

Taxation

We are incorporated in the State of Delaware, and our wholly owned subsidiary, Fuqi BVI, is a British Virgin Islands company. We are subject to franchise taxes in Delaware but we are not subject to taxation in the British Virgin Islands and not currently subject to U.S. federal income taxes. Fuqi BVI’s wholly-owned subsidiary, Fuqi China, is a PRC company.

Under current tax laws in China, the usual statutory income tax rate applicable to PRC companies is 33%. Fuqi China currently enjoys a reduced enterprise income tax rate of 15%, which is granted to all enterprises operating in the Shenzhen Special Economic Zone. Prior to 2006, we were under the preferential income tax rate of 7.5% in 2005 and 2004, due to our status of being a new business. That status expired effective January 1, 2006. Our effective income tax rates for the three months ended June 30, 2007 and June 30, 2006, were 19.3% and 16.3%, respectively, and for the six months ended June 30, 2007 and June 30, 2006 were 17.9% and 14.4%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law will become effective on January 1, 2008. We anticipate that as a result of the new EIT law, our income tax rates will rise to 25%, which could adversely affect our financial condition and results of operations. For additional information, see below at "Risk Factors--Risks Related to Doing Business in China--We had enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline."

We are also subject to a 5% business tax on our design fees and a 17% value added tax on the processing fee. The 5% business tax is borne by us while the 17% value added tax is a component of the prices that we charge our customers. The sum of the design fee, processing fee, and the market price of raw materials used to manufacture our products is the wholesale price at which we sell our products. We treat the business tax as a sales-related expense and thus report it under selling and marketing in our statements of operations.

We failed to report a cumulative amount of approximately $26 million in cash revenues related to design fees for the period from the inception of Fuqi China in 2001 to June 30, 2007. In April 2006, the Shenzhen local tax department levied a $1.8 million assessment against us for unpaid business taxes, fees, and income taxes related to these unreported cash revenues up to the period from inception to December 31, 2005. The assessment was originally due at the end of April 2006 and subject to 0.05% per day of interest and penalties thereafter. On April 28, 2006, we filed for an extension of the deadline to remit these outstanding taxes payable to December 20, 2006, and the extension request was approved by the tax department in July 2006. On December 28, 2006, Shenzhen City Tax Bureau granted a further extension to us from December 20, 2006 to April 25, 2007. On April 25, 2007, we appointed a Registered Tax Agent to apply on behalf of the Company for a special reduction or exemption for the unpaid tax liabilities for the period from inception to December 31, 2006. On May 14, 2007, we received a notice from the Shenzhen tax department accepting our application for a tax reduction or exemption and were granted an additional period to remit our outstanding tax liabilities until August 9, 2007. The tax department agreed not to assess any interest and penalties during this review process until August 9, 2007. As of June 30, 2007, we had an accrual of approximately $3.8 million in tax liabilities representing business tax and fees of 5.2% and income tax on the unreported design revenues since inception. On August 10, 2007, we received a notice from the tax department that conditionally agreed to exempt our tax liabilities in the amount of approximately $3 million on unreported design fee income for the period from the inception of the Company’s operations in 2001 to December 31, 2006, provided that the Company’s common stock is successfully listed on a major overseas stock exchange within 180 days from the date of the tax notice.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Fuqi China, and its functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 7.3% from 1:8.27 on July 21, 2005 to 1:7.71 on May 2, 2007. In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 7.751 and 7.704, respectively, for three months six months ended June 30, 2007, and 8.049 and 8.030, respectively, for three months and six months ended June 30, 2006. Our operating results have benefited, and our financial results for the balance of 2007 are likely to benefit, as a result of appreciation of the RMB against the U.S. dollar. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

Results of Operations

The following table sets forth our statements of operations for the three months and six months ended June 30, 2007 and 2006 unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	In Dollars	Percent of Revenue	In Dollars	Percent of Revenue	In Dollars	Percent of Revenue	In Dollars	Percent of Revenue
	(unaudited)
	(in thousands, except share amounts and earnings per share)

Net sales	$26,280	100.0%	$24,220	100.0%	$54,241	100.0%	$48,524	100.0%

Cost of sales	23,227	88.4%	23,007	95.0%	48,023	88.5%	44,094	90.9%

Gross profit	3,053	11.6%	1,213	5.0%	6,217	11.5%	4,430	9.1%

Operating expenses
Selling and marketing	187	0.7%	110	0.5%	381	0.7%	216	0.4%
General and administrative	740	2.8%	299	1.2%	1,161	2.2%	568	1.2%

Total operating expenses	927	3.5%	409	1.7%	1,542	2.8%	784	1.6%

Income from operations	2,126	8.1%	804	3.3%	4,675	8.7%	3,646	7.5%

Other income (expenses):
Interest expense	(283)	(1.1%)	(190)	(0.8%)	(530)	(1.0%)	(400)	(0.8%)
Interest income	3	0.0%	-	-	3	0.0%	-
Change of fair value of inventory loan payable	(7)	(0.0%)	-	-	(48)	(0.1%)	-
Miscellaneous	6	0.0%			5	0.0%	12	0.0%

Total other income (expenses)	(281)	(1.1%)	(190)	(0.8%)	(570)	1.1%	(388)	(0.8%)

Income before provision for income taxes	1,845	7.0%	614	2.5%	4,105	7.6%	3,258	6.7%

Provision for income taxes	356	1.3%	100	0.4%	733	1.4%	470	1.0%

Net income	1,489	5.7%	514	2.1%	3,372	6.2%	2,788	5.7%

Other comprehensive income - foreign currency translation adjustments	204	0.8%	14	0.1%	314	0.6%	71	0.2%

Comprehensive income	$1,693	6.5%	$528	2.2%	$3,686	6.8%	$2,859	5.9%

Earnings per share - basic	$0.07		$0.03		$0.16		$0.15

Earnings per share - diluted	$0.06		$0.03		$0.13		$0.15

Dividend per share - basic	$-		$0.14		$-		$0.14

Dividend per share - diluted	$-		$0.14		$-		$0.14

Weighted average number of common shares - basic	20,940,873		18,886,666		20,828,751		18,886,666

Weighted average number of common shares -diluted	25,453,673		18,886,666		26,014,731		18,886,666

Three Months Ended June 30, 2007 and 2006

Net sales, which consist of gross sales net of returns, for the three months ended June 30, 2007 increased to $26.3 million, an increase of $2.1 million, or 8.7%, from net sales of $24.2 million for the three months ended June 30, 2006. The increase in net sales was primarily the result of an increase in our prices, which included the price of precious metals, our processing fees and our design fees.

Sales for the three months ended June 30, 2007 and 2006 were comprised of the following:

	Three Months Ended June 30,
	2007		2006
	Amount in millions	Percentage	Amount in millions	Percentage
Platinum	$6.5	24.7%	$4.5	18.6%
Gold	13.5	51.3	10.6	43.8
K-gold and Studded Jewelry	6.3	24.0	9.1	37.6
Total	$26.3	100.0%	$24.2	100.0%

Cost of sales is mainly comprised of costs of raw materials, primarily gold and platinum, in addition to direct manufacturing costs and factory overhead, which accounted for approximately 1.3% of the cost of sales for the three months ended June 30, 2007. Cost of sales for the three months ended June 30, 2007 increased to $23.2 million, an increase of $0.2 million, or 0.9%, from $23.0 million for the same period in 2006. The percentage increase in cost of sales was less than the percentage increase in net sales, primarily due to the increase of our selling prices.

Gross profit for the three months ended June 30, 2007 increased to $3.1 million, an increase of $1.9 million, or 158.3%, from $1.2 million for the same period in 2006. The gross profit margin for the three months ended June 30, 2007 was 11.6%, compared to 5.0% for the same period in 2006. Our gross profit margin for the three months ended June 30, 2007 was approximately the same as the first quarter of 2007. The increase in the gross margin for the three months ended June 30, 2007 as compared to the same period in 2006 was primarily due to our higher sales prices during the three months ended June 30, 2007, as compared to the reduced sales prices in the same period in 2006, which were lowered in an attempt to generate more sales volume.

Selling and marketing expenses are primarily comprised of business taxes, advertising expenses, traveling expenses, production costs of marketing materials, insurance, and delivery expenses. Selling and marketing expenses for the three months ended June 30, 2007 were approximately $187,000, an increase of $77,000, or 70%, from approximately $110,000 for the same period in 2006. The increase in selling and marketing expenses was primarily due to an increase in electricity fees, an increase in insurance coverage for product delivery, and an increase in retail related expenses. We expect higher selling and marketing expenses in total dollars and as a percentage of revenues for the foreseeable future. We anticipate spending more on advertising expenses in an attempt to strengthen brand awareness and to establish and maintain a strong market position.

General and administrative expenses consist primarily of payroll expenses, benefits and travel expenses for our staff, professional fees including audit, accounting, legal and financial advisory, depreciation expenses, and general office expenses. General and administrative expenses for the three months ended June 30, 2007 were $740,000, an increase of $441,000, or 147.5%, from $299,000 for the same period in 2006. The increase in general and administrative expenses was primarily due to an increase of professional fees incurred as a result of being a publicly reporting company in the United States. In addition, we granted our Chief Financial Officer a one-time discretionary bonus of approximately $88,000 in connection with the exercise of warrants during the second quarter of 2007. We expect that our general and administrative expenses will increase due to the various additional legal, accounting and other requirements applicable to a public company in the United States. In addition, upon the effective date of our proposed initial public offering, we intend to issue stock options to acquire a significant number of shares of our common stock. As a result, we will incur a charge to earnings equal to the fair market value of such stock options.

Interest expenses were approximately $283,000 for the three months ended June 30, 2007, an increase of $93,000, or 48.9%, from approximately $190,000 for same period in 2006. The increase in interest expense was primarily a result of our increases in short term bank financing and an increase in interest rates for the three months ended June 30, 2007.

Provision for income tax expense was approximately $356,000 for the three months ended June 30, 2007, an increase of $256,000, or 256%, from approximately $100,000 for the same period in 2006. The increase was caused by the increase of gross margin, which was partially offset by the increase of general and administrative expenses. Companies in China are generally subject to a 30% state enterprise income tax and a 3% national income tax. Our subsidiary, Fuqi China, currently enjoys a reduced enterprise income tax rate of 15%, which is granted to all enterprises operating in Shenzhen Special Economic Zone. We were under a preferential income tax rate of 7.5% in 2005 and 2004 due to our status of being a new business. That status expired effective January 1, 2006. Because of the recent announcement of the new Enterprise Income Tax Law in China, which becomes effective on January 1, 2008, we will be subject to an income tax rate of 25%. We anticipate that the increase in income tax rate will cause an increase in our income tax expenses beginning in 2008. See “Taxation” in this section, above.

Net income increased to $1.5 million for the three months ended June 30, 2007 from $0.5 million for the three months ended June 30, 2006, an increase of $1.0 million, or 200%.

Other comprehensive income, which consists of gains from foreign exchange translations, was approximately $204,000 for the three months ended June 30, 2007, an increase of $190,000, or 1,357%, from approximately $14,000 during the same period of 2006. The increase was a result of continuous appreciation of the RMB exchange rate against the U.S. dollar. The PRC government maintained a relatively fixed exchange rate against the U.S. dollars until the end of the third quarter of 2005, which has resulted in a significant appreciation of the RMB since the third quarter of 2005.

Six Months Ended June 30, 2007 and 2006

Net sales for the six months ended June 30, 2007 increased to $54.2 million, an increase of $5.7 million, or 11.8%, from net sales of $48.5 million for the six months ended June 30, 2006. The increase in net sales was primarily the result of an increase in our prices, which included the price of precious metals, our processing fees and our design fees.

Sales for the six months ended June 30, 2007 and 2006 were comprised of the following:

	Six Months Ended June 30,
	2007		2006
	Amount in millions	Percentage	Amount in millions	Percentage
Platinum	$12.0	22.1%	$10.0	20.6%
Gold	28.2	52.0	22.1	45.6
K-gold and Studded Jewelry	14.0	25.9	16.4	33.8
Total	$54.2	100.0%	$48.5	100.0%

Cost of sales accounted for approximately 1.1% of the cost of sales for the six months ended June 30, 2007. Cost of sales for the six months ended June 30, 2007 increased to $48.0 million, an increase of $3.9 million, or 8.8%, from $44.1 million for the same period in 2006. The increase was primarily due to the increase in net sales for the six months ended June 30, 2007.

Gross profit for the six months ended June 30, 2007 increased to $6.2 million, an increase of $1.8 million, or 40.9%, from $4.4 million for the same period in 2006. The gross margin for the six months ended June 30, 2007 was 11.5%, compared to 9.1% for the same period in 2006. The increase in the gross margin for the six months ended June 30, 2007 as compared to the same period in 2006 was primarily due our higher sales prices during the three months ended June 30, 2007, as compared to the reduced sales prices in the same period in 2006, which were lowered in an attempt to generate more sales volume.

Selling and marketing expenses for the six months ended June 30, 2007 were approximately $381,000, an increase of $165,000, or 76.39%, from $216,000 for the same period in 2006. The increase in selling and marketing expenses was primarily due to our extended advertising campaign during Chinese New Year, an increase in electricity fees, an increase in insurance coverage for product delivery, and an increase in retail related expenses.

General and administrative expenses for the six months ended June 30, 2007 were $1.2 million, an increase of $0.6 million, or 100%, from $0.6 million for the same period in 2006. The increase in general and administrative expenses was primarily due to an increase of professional fees incurred as a result of being a publicly reporting company in the United States. In addition, we granted our Chief Financial Officer a one-time discretionary bonus of approximately $88,000 in connection with the exercise of warrants during the second quarter of 2007.

Interest expenses were approximately $530,000 for the six months ended June 30, 2007, an increase of $130,000, or 32.5%, from $400,000 for same period in 2006. The increase in interest expense was primarily a result of our increases in short term bank financing and increases in interest rates for the six months ended June 30, 2007.

Provision for income tax expense was approximately $733,000 for the six months ended June 30, 2007, an increase of $263,000, or 56%, from approximately $470,000 for the same period in 2006. The increase was primarily due to an increase in the taxable income for the six months ended June 30, 2007.

Net income increased to $3.4 million for the six months ended June 30, 2007 from $2.8 million for the six months ended June 30, 2006, an increase of $0.6 million, or 21.43%.

Other comprehensive income was approximately $314,000 for the six months ended June 30, 2007, an increase of $243,000, or 342.3%, from $71,000 for the six months ended June 30, 2006. The increase was a result of continuous appreciation of the RMB exchange rate against the U.S. dollar.

Liquidity and Capital Resources

At June 30, 2007, we had retained earnings of $6.7 million and had cash of $8.5 million. We have historically financed our operations with cash flows generated from operations, as well as through the borrowing of long-term or short-term bank loans. In addition, we have borrowed from our controlling stockholder, Mr. Yu Kwai Chong, for short term working capital requirements.

At June 30, 2007, we had outstanding facility lines of credit and short-term notes payables with banks in an aggregate amount of $16.4 million, consisting of $15.1 million in short-term notes payable to banks and $1.3 million in facility lines of credit. Our loans are secured by inventory, real property and/or guaranteed by our affiliates and controlling stockholder.

We have a general banking facility line of credit with Agricultural Bank of China pursuant to a Maximum Banking Facility Agreement dated August 24, 2006. The terms of the agreement enable us to borrow up to a maximum facility amount of $13.1 million. Maturity dates for each withdrawal typically range from three to six months and are agreed to by the parties at the time of withdrawal. As of June 30, 2007, we had $13.1 million outstanding under the facility, with interest rates ranging from 6.426% to 6.732%. In addition, we have a line of credit and bank loan with other banks, including China Construction Bank and DBS Bank. As of June 30, 2007, we had a total of $3.3 million outstanding with interest rates ranging from 6.732% to 7.02% from the DBS Bank line of credit and bank loan from China Construction Bank. Amounts borrowed under the banking facility lines of credit are secured by our inventory, real property, and/or guaranteed by our affiliates and our controlling stockholder and have certain restrictions and covenants. We do not guarantee any indebtedness of our affiliates. The amounts outstanding under these lines of credit and bank loans are presented in our condensed consolidated financial statements as notes payable and line of credit. For additional information, see Note 5 and Note 6 to the condensed consolidated financial statements contained in this quarterly report.

Prior to the Reverse Merger, our then sole stockholder, Mr. Yu Kwai Chong, who is also our President, Chief Executive Officer and Chairman of the Board, made loans to us on a regular basis to meet short term financing needs of our company. Typically, these advances were in amounts ranging from $30,000 to $5.5 million, with no more than $10.0 million outstanding at any time. We did not pay interest on any of these advances. During the same period, Mr. Chong borrowed from our company primarily to fund personal liquidity needs. Our advances to Mr. Chong were typically in amounts ranging from $30,000 to $5.0 million, with no more than $10.0 million outstanding at any time. We did not charge interest on any of these advances. Since the closing of the Reverse Merger, at which time Mr. Chong ceased to be our sole stockholder, we have not engaged in any cash advance transactions with Mr. Chong and will not engage in these transactions in the future. On our consolidated statement of cash flows, we recorded advances by Mr. Chong to us and related repayments to him as financing activities, and advances by us to Mr. Chong and related repayments by him as investing activities. Advances and repayments were not subject to written loan agreements; the advances were partially repaid within three months while the remaining portions were repaid over three months. In accordance with FAS No. 95, we present the gross amounts of the advances and repayments in our consolidated statements of cash flows.

Prior to the Reverse Merger, effective in November 2006, we paid dividends to our then sole stockholder, Mr. Chong. During the years ended December 31, 2006, 2005 and 2004, we paid cash dividends of $2.7 million, $5.4 million, and $4.0 million, respectively to Mr. Chong. We currently have no intention to declare further dividends in the foreseeable future. Payment of dividends is further restricted under the provisions of our existing loan agreements.

In May 2007, we delivered a notice of redemption to the holders of our Series C and Series E Plan Warrants ("Plan Warrants"). Prior to our redemption date of the warrants on June 8, 2007, holders of the warrants exercised Plan Warrants for the issuance of an aggregate of 977,119 shares of our common stock, for which we received an aggregate of $2,931,357 in exercise proceeds. All other remaining Plan Warrants expired unexercised. As of June 30, 2007 and December 31, 2006, respectively, a total of 0 and 16,846,982 Plan Warrants remained outstanding.

Net cash provided by (used for) operating activities. Net cash used by operating activities was $9.0 million for the six months ended June 30, 2007, compared to net cash used by operations of $4.1 million for the same period in 2006. The $4.9 million increase was primarily due to an increase in inventory in the amount of $14.4 million during the six months ended June 30, 2007 compared to an increase of $5.2 million during the same period in 2006, in addition to an increase of refundable value added taxes in the amount of $2.1 million during the first half of 2007 compared to an increase of $610,000 in same period in 2006. These increases were partially offset by an increase in customer deposits payable in the amount of $2.0 million in the first half of 2007 compared to an increase of $259,000 in the same period in 2006.

Net cash provided by (used for) investing activities. Net cash used for investing activities amounted to approximately $398,000 for the six months ended June 30, 2007, compared to net cash provided by investing activities of $5.8 million for the six months ended June 30, 2006. The change was due to increase in restricted cash of approximately $390,000, in addition to the absence of loans and related repayments between our controlling stockholder and us, as had occurred during the six months ended June 30, 2006.

Net cash provided by (used for) financing activities. Net cash provided by financing activities amounted to $4.3 million for the six months ended June 30, 2007, compared to net cash used for financing activities of $0 million for the six months ended June 30, 2006. The increase of cash provided was primarily a result of the additional borrowings of $1.9 million from the facility line of credit entered in February 2007, in addition to net proceeds of $2.8 million from the exercise of warrants that occurred during the second quarter of 2007.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

We intend to expand our retail operations in order to capitalize on the growing consumer market in China. We intend to open new retail locations by leasing unoccupied space, acquiring existing leases from third parties and/or acquiring the existing jewelry operations of third parties that occupy retail space. Our retail expansion will largely depend on our ability to find sites for, open and operate new retail locations successfully, which depends on, among other things, our ability to: (i) identify suitable counter and store locations; (ii) purchase and negotiate acceptable lease terms; (iii) prepare counters and stores for opening within budget; (iv) source sufficient levels of inventory at acceptable costs to meet the needs of new counters and stores; (v) hire, train and retain personnel, and (vi) secure required governmental permits and approvals. Currently, we conduct our retail sales from five retail counters for which we have acquired operation rights. We have also commenced negotiations with an individual to potentially serve as director of our retail operations.

During 2007, we plan to open 20 retail counters and 2 retail stores in municipalities and provincial capitals throughout China. In 2008, we plan to open 60 to 80 retail counters and 8 to 10 retail stores. In addition to the funds required to open new retail locations, additional working capital will be needed to operate the retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores. We currently anticipate that we will need approximately $40 million in capital to execute our retail plan for the coming two years. We anticipate that a substantial portion of it, approximately $20 million, would be used to acquire new raw materials. A smaller portion of the additional capital, approximately $16 million, would be used for the opening of retail outlets. Approximately $2 million of the additional capital would be used to acquire new components and additional tooling, while the remaining portion of the additional capital would be applied to working capital for labor to manufacture jewelry and for marketing and promotional activities. Additional capital for this objective may be required that is in excess of our current resources, requiring us to raise additional capital through additional equity offerings or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing material financial position and results of operations. The foregoing amounts are only estimates, which may change based on our analysis and evaluations of changing market conditions.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We use the U.S. dollar as the reporting and functional currency for our financial statements. As we conduct our operations through our PRC subsidiary, the functional currency of our PRC subsidiary is RMB. Substantially all our revenue and related expenses, including cost of revenues and advertising expenses, are denominated and paid in RMB. Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into RMB at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as other comprehensive income.

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 7.3% appreciation of the RMB against the U.S. dollar from July 21, 2005 to May 2, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuation of the exchange rate of RMB against the U.S. dollar. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the dollar could negatively impact our results of operations.

Interest Rate Risk

As of June 30, 2007, we had $16.4 million outstanding under short term credit facilities from banks, with interest rates ranging from 6.426% to 6.732%. As all of these borrowings are short term borrowings, we believe our exposure to interest rate risk is not material. We do not use any derivative financial instruments to manage interest rate risks.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 3.9%, 1.8% and 3.4% in 2004, 2005 and 2006, respectively.

Commodity Price Sensitivity

We are exposed to market risk in connection with our inventory balances, which are comprised primarily of gold, platinum and jewelry made from gold and platinum. Our inventories are stated at the lower of cost or market using the first in first out method. If there is a downward change in the market price of gold, we are required to mark-down the value of our inventory and record a loss in our statement of operations. As of June 30, 2007, our inventory position was approximately $20.8 million, which consisted of gold and jewelry made from gold acquired at an average price of $18.34 per gram and platinum and jewelry made from platinum acquired at an average price of $36.24 per gram. On June 29, 2007, the prices of gold and platinum on the Shanghai Gold Exchange were $17.82 per gram and $36.13 per gram, respectively. Since our inception we have not experienced any losses due to changes in the market price of gold or platinum because the prices of gold and platinum have generally risen since our inception. Currently we do not hold any forward contracts or use any other derivative instruments to hedge our exposure to fluctuations in the price of gold. However, we intend to use such hedging strategies in the future.

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

As of June 30, 2007, our Chief Executive Officer and Chief Financial Officer, in consultation with other members of management and advisors as appropriate, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2007. However, our independent auditors have identified significant deficiencies that we are currently working to correct. Our independent auditors, Stonefield Josephson, Inc., identified that our accounting on certain significant transactions were incorrectly calculated or incorrectly recorded. During the course of field work related to the audit of our financial statements for the year ended December 31, 2006, our independent auditors discovered these errors. The independent auditors discussed these matters with our Chief Financial Officer, and we subsequently reevaluated the transactions and recorded the necessary adjustments. The auditors believe that these adjustments reflected significant deficiencies in our internal controls over accounting and financial reporting. We are in the process of improving our internal control processes and procedures with training programs that started in the second quarter of 2007. We have added two additional employees to our accounting staff to facilitate segregation of duties and improve the timeliness of recording and processing of financial information. We have reviewed, analyzed and adjusted the timing of our accounting procedures and we are evaluating new accounting software, which may assist us in quicker processing of books and ledgers. We have also scheduled and held monthly accounting staff meeting to ensure the timeliness, completeness and accuracy of accounting information. In addition, management is searching and evaluating external training courses for SEC reporting. Management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

None.

ITEM 1A — RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the material risks described below and all of the information contained in this report before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. None of our securities are currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our securities are traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This filing also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this quarterly report.

Risks Related To Our Operations

Jewelry purchases are discretionary, may be particularly affected by adverse trends in the general economy, and an economic decline will make it more difficult to generate revenue.

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending in China. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers’ disposable income, business conditions, interest rates, consumer debt levels, availability of credit and levels of taxation in regional and local markets in China where we manufacture and sell our products. There can be no assurance that consumer spending on jewelry will not be adversely affected by changes in general economic conditions in China and globally.

While the Chinese economy has experienced rapid growth in recent years, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Also, many observers believe that this rapid growth cannot continue at its current pace and that an economic correction may be imminent. Rapid economic growth can also lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as minus 2%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006 and May 2007, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank could slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Most of our sales are of products that include gold, platinum, precious metals and other commodities, and fluctuations in the availability and pricing of commodities would adversely impact our ability to obtain and produce products at favorable prices.

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, platinum and, to a lesser extent, other precious and semi-precious metals and stones. In the past, we have not hedged our requirement for gold, platinum or other raw materials through the use of options, forward contracts or outright commodity purchasing, but we intend to engage in such hedging in the future, depending on our available resources. A significant disruption in our supply of gold, platinum, or other commodities could decrease our production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of gold, platinum, or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase our raw materials, may adversely affect our ability to maintain production of our products and sustain profitability. Although we generally attempt to pass increased commodity prices to our customers, there may be circumstances in which we are not able to do so. In addition, if we were to experience a significant or prolonged shortage of gold, platinum, or other commodities, we would be unable to meet our production schedules and to ship products to our customers in timely fashion, which would adversely affect our sales, margins and customer relations. Furthermore, the value of our inventory may be affected by commodity prices. We record the value of our inventory at the lower of cost (using the first-in, first-out method) or market. As a result, decreases in the market value of precious metals such as gold and platinum would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value of our inventory.

Due to the geographic concentration of our sales in the northeast region of China, our results of operations and financial condition are subject to fluctuations in regional economic conditions.

A significant percentage of our total sales are made in the northeast region of China, particularly in the provinces of Liaoning, Jilin and Heilongjiang, and the city of Beijing. For the six months ended June 30, 2007 and the year ended December 31, 2006, approximately 45.7% and 44.9% of revenues, respectively, was generated from this area. Our concentration of sales in this area heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in this region. Our geographic concentration might result in a material adverse effect on our business, financial condition or results of operations in the future.

Our retail expansion strategy depends on our ability to open and operate a certain number of new counters and stores each year, which could strain our resources and cause the performance of our existing operations to suffer.

We have historically been engaged only in the manufacture and wholesale distribution of jewelry products and have only recently begun retail operations. Our retail expansion strategy will largely depend on our ability to find sites for, open and operate new retail locations successfully. Our ability to open and operate new retail locations successfully depends on several factors, including, among others, our ability to:

•	identify suitable counter and store locations, the availability of which is outside our control;

•	purchase and negotiate acceptable lease terms;

•	prepare counters and stores for opening within budget;

•	source sufficient levels of inventory at acceptable costs to meet the needs of new counters and stores;

•	hire, train and retain personnel;

•	secure required governmental permits and approvals;

•	successfully integrate new counters and stores into our existing operations;

•	contain payroll costs; and

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plans.

Any failure to successfully open and operate new retail counters and stores could have a material adverse effect on our results of operations. In addition, our proposed retail expansion program will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which, in turn, could cause deterioration in the financial performance of our overall business.

It is not our intention to open new retail counters and stores that materially cannibalize the sales of our existing distributors. However, as with most growing retail operations, there can be no assurance that sales cannibalization will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets over time to maximize our competitive position and financial performance in each market.

Competition in the jewelry industry could cause us to lose market share, thereby materially adversely affecting our business, results of operations and financial condition.

The jewelry industry in China is highly fragmented and very competitive. We believe that the market may become even more competitive as the industry grows and/or consolidates. We compete with local jewelry manufacturers and large foreign multinational companies that offer products that are similar to ours. Some of these competitors have larger local or regional customer bases, more locations, more brand equity, and substantially greater financial, marketing and other resources than we have. As a result of this increasing competition, we could lose market share, thereby materially adversely affecting our business, results of operations and financial condition.

We may need to raise additional funds in the future. These funds may not be available on acceptable terms or at all, and, without additional funds, we may not be able to maintain or expand our business.

We expect that the net proceeds from our proposed offering, together with cash generated from operations, will be sufficient to fund our projected operations for at least the next 12 months. We expect to expend significant resources to commence our planned retail distribution of our manufactured jewelry in China. We will require substantial funds in order to finance our planned retail distribution, fund operating expenses, to develop manufacturing, marketing and sales capabilities and to cover public company costs. In addition to the funds required to open retail locations, additional working capital will be needed to operate retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores. We also expect to require substantial funds to change our product mix to include more platinum products. Without these funds, we may not be able to meet these goals. Also, we expect our general and administrative costs to substantially increase due to higher salaries to be paid to our executive officers further to employment agreements we intend to enter into, which will come into effect on the effective date of our proposed offering. See “Executive Compensation - Compensation Discussion and Analysis.”

We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should also be aware that in the future:

•	We cannot be certain that additional capital will be available on favorable terms, if at all;

•	Any available additional financing may not be adequate to meet our goals; and

•	Any equity financing would result in dilution to stockholders.

If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to effectively execute our growth strategy (including entering the retail market), take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In addition, we may be required to scale back or discontinue our production and development program, or obtain funds through strategic alliances that may require us to relinquish certain rights.

Our ability to maintain or increase our revenue could be harmed if we are unable to strengthen and maintain our brand image.

We believe that primary factors in determining customer buying decisions in China’s jewelry sector include price, confidence in the merchandise sold, and the level and quality of customer service. The ability to differentiate our products from competitors by our brand-based marketing strategies is a key factor in attracting consumers, and if our strategies and efforts to promote our brand, such as television and magazine advertising and beauty contest sponsorships, fail to garner brand recognition, our ability to generate revenue may suffer. If we are unable to differentiate our products, our ability to sell our products wholesale and our planned sale of products retail will be adversely affected. If we fail to anticipate, identify or react appropriately or in a timely manner to customer buying decisions, we could experience reduced consumer acceptance of our products, a diminished brand image, higher markdowns, and costs to recast overstocked jewelry. These factors could result in lower selling prices and sales volumes for our products, which could adversely affect our financial condition and results of operations. This risk is particularly acute because we rely on a limited demographic customer base for a large percentage of our sales.

There is only one source in China for us to obtain the precious metals used in our jewelry products; accordingly, any interruptions of our arrangement with this source would disrupt our ability to fill customer orders and substantially affect our ability to continue our business operations.

Under PRC law, supply of precious metals such as platinum, gold, and silver are highly regulated by certain government agencies. Shanghai Gold Exchange is the only source of supply in China for precious metals used in our jewelry products. We are required to obtain several membership and approval certificates from government agencies in order to do business involving precious metals. We may be required to renew such memberships and to obtain approval certificates periodically. The loss of or inability to renew our membership relationship with the Shanghai Gold Exchange, or its inability to furnish precious metals to us as anticipated in terms of cost, quality, and timeliness, would adversely affect our ability to fill customer orders in accordance with our required delivery, quality, and performance requirements. If this were to occur, we would not have any alternative suppliers in China to obtain our raw materials from, which would result in a decline in revenue and revenue potential and risk the continuation of our business operations.

If we are not able to adapt to changing jewelry trends in China, our inventory may be overstocked and we may be forced to reduce the price of our overstocked jewelry or incur the cost to recast it into new jewelry.

We depend on consumer fashions, preferences for jewelry and the demand for particular products in China. Jewelry design trends in China can change rapidly, as evidenced by the recent increase in the consumption of platinum jewelry in the Chinese market. The ability to predict accurately future changes in taste, respond to changes in consumer preferences, carry the inventory demanded by customers, deliver the appropriate quality, price products correctly and implement effective purchasing procedures, all have an important influence on determining sales performance and achieved gross margin. If we fail to anticipate, identify or react appropriately to changes in styles and trends, we could experience excess inventories, higher than normal markdowns or an inability to sell our products. If such a situation exists, we may need to incur additional costs to recast our products to fit the demand, recovering only the value of raw material and all labor invested in the product would be lost.

Our failure to manage growth effectively could have an adverse effect on our employee efficiency, product quality, working capital levels, and results of operations.

We intend to conduct a growth strategy into retail distribution of our products that we believe will result in rapid growth, which will place significant demands on our managerial, operational and financial resources. Any significant growth in the market for our current wholesale business and our planned retail distribution would require us to expand our employee base for managerial, operational, financial, and other purposes. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capabilities. We would also need to continue to expand, train and manage our employee base. We currently have approximately 600 full-time employees, and, at that size, a rapid increase in the number of our employees would be difficult to manage. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. If we are able to expand our retail business, we would need to train or hire additional employees with retail experience.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchases of raw materials and supplies, development of new products, establishment of new retail stores, and the hiring of additional employees. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure you that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

We rely on our distribution network for a significant portion of our revenues. Failure to maintain good distributor relations could materially disrupt our distribution business and harm our net revenues.

Our business has become increasingly dependent on the performance of our distributors. During the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004, 20%, 13%, 10% and 14%, respectively, of our net revenues were generated through our distributors. We currently have 136 distributors. Our largest distributor accounted for approximately 4% and 2% of our gross revenues in 2006 and 2005. We do not maintain long-term contracts with our distributors. Maintaining relationships with existing distributors and replacing any distributor may be difficult or time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our distribution business and harm our net revenues.

We must maintain a relatively large inventory of our raw materials and jewelry products to support customer delivery requirements, and if this inventory is lost due to theft, our results of operations would be negatively impacted.

We purchase large volumes of precious metals approximately five times per month and store significant quantities of raw materials and jewelry products at our warehouse and show room in Shenzhen, China. Although we have an inventory security system in place, in the past we have experienced minor inventory theft at, or in transit to or from, certain of these facilities. We may be subject to future significant inventory losses due to third-party or employee theft from our warehouses or other forms of theft. The implementation of security measures beyond those that we already utilize, which include metal detectors for employees, security cameras, and alarm systems in our warehouse, would increase our operating costs. Also, any such losses of inventory could exceed the limits of, or be subject to an exclusion from, coverage under our insurance policies. Claims filed by us under our insurance policies could lead to increases in the insurance premiums payable by us or the termination of coverage under the relevant policy.

Substantial defaults by our customers on accounts receivable could have a material adverse affect on our liquidity and results of operations.

A substantial portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. In addition, as we increase our presence in the retail market, we expect the aging of our accounts receivable generated from sales through retail counters to increase as department stores typically defer payments to us of cash receipts collected by them on our behalf. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Each of our named executive officers, including our Chief Executive Officer, Mr. Yu Kwai Chong, performs key functions in the operation of our business. There can be no assurance that we will be able to retain these officers or that such personnel may not receive and/or accept competing offers of employment. The loss of a significant number of these employees could have a material adverse effect upon our business, financial condition, and results of operations. We do not maintain key-man life insurance for any of our senior management.

Our quarterly results may fluctuate because of many factors and, as a result, investors should not rely on quarterly operating results as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in China;

•	fluctuation and unpredictability of costs related to the gold, platinum and precious metals and other commodities used to manufacture our products;

•	seasonality of our business;

•	changes in the laws of the PRC that affect our operations;

•	our recent entry into the retail jewelry market;

•	competition from our competitors;

•	our ability to obtain all necessary government certifications and/or licenses to conduct our business; and

•	development of a public trading market for our securities after our proposed offering;

Risks Related To Doing Business In China

All of our assets are located in China and all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon what business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our principal operating subsidiary, Fuqi China, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue some or all of our business.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiary, Fuqi China, is a wholly foreign-owned enterprise, commonly known as a WFOE. A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license. Our license permits us to design, manufacture, sell and market jewelry products to department stores throughout the PRC and to engage in the retail distribution of our products. Any amendment to the scope of our business requires further application and government approval. In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. We cannot assure you that Fuqi China will be able to obtain the necessary government approval for any change or expansion of our business.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for our proposed offering and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock, and may also create uncertainties for our proposed offering.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Our PRC counsel, Shujin Law Firm, has advised us that because we completed our onshore-to-offshore restructuring before September 8, 2006, the effective date of the new regulation, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our Common Stock does not require CSRC approval.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our proposed offering, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our proposed offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt our proposed offering before settlement and delivery of the Common Stock offered hereby. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our Common Stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies. These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take with respect to transactions such as our proposed offering.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with our company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We had enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

Our subsidiary, Fuqi China, is subject to a reduced enterprise income tax rate of 15%, which is granted to all enterprises operating in the Shenzhen Special Economic Zone. In 2004 and 2005, Fuqi China enjoyed a preferential income tax rate of 7.5% due to its status as a new business. That status expired effective January 1, 2006. The expiration of the preferential tax treatment has increased our tax liabilities and reduced our profitability. Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, China will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. Since the PRC government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to us at this time. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, could increase our tax liabilities and reduce our net income.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt additional equity compensation plans for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, Hui Zong Fa [2007] No. 78,” or “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company such as our company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Upon the closing of our proposed offering, we intend to make numerous stock option grants to our officers and directors, some of whom are PRC citizens may be required to register with SAFE. In addition to our officers and directors that receive option grants at the close of our proposed offering, future participants of our equity incentive plan or any other equity compensation plan we may adopt who are PRC citizens may be required to register with SAFE. Circular 78 has not yet been made publicly available nor formally promulgated by SAFE, however, it is our understanding that SAFE has begun enforcing its provisions, although we cannot predict whether it will continue to enforce it or adopt additional or different requirements with respect to equity compensation plans. If it is determined that any of our equity compensation plans is subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our business operations may be adversely affected.

Any recurrence of severe acute respiratory syndrome, or SARS, the Avian Flu, or another widespread public health problem in the PRC could adversely affect our operations.

A renewed outbreak of SARS, the Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where all of our sales occur, could have a negative effect on our operations. Our business is dependent upon our ability to continue to manufacture our products. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of our manufacturing facilities or the retail outlets, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and some practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may difficulty hiring new employees in the PRC with such training. In addition, we may need to rely on a new and developing communication infrastructure to efficiently transfer our information from retail nodes to our headquarters. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws, or other foreign laws against us or our management.

All of our current operations, including the manufacturing and distribution of jewelry, are conducted in China. Moreover, most of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Related To Owning our Securities

We will be controlled by one stockholder after our proposed offering, whose interests may differ from those of other stockholders. As a result, we could be prevented from entering into potentially beneficial transactions if they conflict with our major stockholder’s interests.

Mr. Yu Kwai Chong, our Chief Executive Officer and our largest stockholder, beneficially owns or controls approximately 87% of our outstanding shares as of August 10, 2007. Mr. Chong possesses significant influence over us, giving him the ability, among other things, to elect all or a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Chong, we could be prevented from entering into potentially beneficial transactions if they conflict with our major stockholder’s interests. The interests of this stockholder may differ from the interests of our other stockholders.

An active trading market for our shares may not develop.

There is and has been no public market for our common stock. Although we have applied to have our common stock approved for listing on the Nasdaq Global Market, we may not receive approval for listing, and even if we are to receive such approval, an active trading market for our shares may never develop or be sustained. In addition, you may not be able to sell any shares of common stock that you purchased at or above the price at which you purchased your shares.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants will be new to us and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock. Our independent public accountants, Stonefield Josephson, Inc., identified that our accounting for certain significant transactions were incorrectly calculated or incorrectly recorded. Our public accountants informed us that these adjustments reflected significant deficiencies in our internal controls over accounting and financial reporting for the year ended December 31, 2006. We are in the process of improving our internal controls in an effort to improve our control processes and procedures with training programs that will commence later in 2007; however, there can be no guarantee that we will be successful in our attempts to correct our significant deficiencies.

Restrictions on the convertibility of RMB into foreign currency may limit our ability to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

All of our net revenues are currently generated in RMB. Any future restrictions on currency exchanges may limit our ability to use net revenues generated in RMB to make dividends or other payments in U.S. dollars or fund possible business activities outside China. Although the PRC government introduced regulations in 1996 to allow greater convertibility of RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, remittance of foreign currencies abroad and conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot assure you the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.

Because our revenues are generated in RMB and our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations.

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 7.3% appreciation of the RMB against the U.S. dollar from July 21, 2005 to May 2, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock and the issuance of additional shares will dilute all other stockholdings.

Sales of a substantial number of shares of our common stock in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock. There are 21,692,503 shares of our common stock outstanding as of August 15, 2007. Our certificate of incorporation permits the issuance of up to a total of 100,000,000 shares of common stock. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the investors who purchase our shares in our proposed offering. In addition, we intend to conduct a public offering of shares of our common stock, and such shares will be freely tradeable and may have a detrimental effect on the trading price of our securities. In connection with the offering, officers, directors, and other of our shareholders intends to enter into lock up agreements with the underwriters of the public offering, and upon release of such shares from the lock up, the number of freely tradeable shares will increase and could cause the trading price of our securities to fall.

Moreover, the former stockholder of Fuqi China who received shares of our common stock in the Share Exchange Transaction on the closing of the transaction in November 2006 will be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, or Rule 144, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors, sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any further cash dividends on our shares of common stock in the foreseeable future and we currently intend to retain any future earnings for funding growth. Prior to the reverse merger we effected with VT Marketing Services, the predecessor of Fuqi International, Inc. (the “Reverse Merger”) in November 2006, we were wholly-owned by our founder and Chief Executive Officer, Mr. Yu Kwai Chong. During the years ended December 31, 2006, 2005, and 2004, we paid cash dividends of $2.7 million, $5.4 million, and $4.0 million, respectively, to Mr. Chong as our sole stockholder prior to the Reverse Merger. We currently have no intention to declare further dividends in the foreseeable future. Payment of dividends is further restricted under the provisions of our existing loan agreements. As a result, you should not rely on an investment in our securities if you require the investment to produce dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on our management’s current expectations and beliefs concerning future developments. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Vulnerability of our business to a general economic downturn in China;

•	Fluctuation and unpredictability of costs related the gold, platinum and precious metals and other commodities used to make our products;

•	Changes in the laws of the PRC that affect our operations;

•	Our recent entry into the retail jewelry market;

•	Competition from our competitors;

•	Any recurrence of severe acute respiratory syndrome (SARS) or Avian Flu;

•	Our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	Development of a public trading market for our securities after our proposed offering;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•
The other factors referenced in this quarterly report, including, without limitation, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These risks and uncertainties, along with others, are also described above under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the parties’ assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2007, pursuant to the exercise of Series C and Series E Plan Warrants called for redemption, the Company issued a total of 977,119 shares of common stock to existing warrant holders under the registration exemption offered under Section 1145(a)(1) of the United States Bankruptcy Code, as amended.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

FUQI INTERNATIONAL, INC.

Date: August 17, 2007	By:	/s/ Yu Kwai Chong
Yu Kwai Chong
Chief Executive Officer

Date: August 17, 2007	By:	/s/ Ching Wan Wong
Ching Wan Wong
Chief Financial Officer