Form 10-Q
period 2007-09-30
FUQI INTERNATIONAL, INC.
filed 2007-11-14
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM    _____________   TO _______________

Commission File Number:
001-33758
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
Yes ☐   No ☒

As of November 6, 2007 the registrant had issued and outstanding 20,924,843 shares of common stock, par value $.001 per share.

FUQI INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

PART I : FINANCIAL INFORMATION	Page
ITEM 1 — FINANCIAL STATEMENTS	1
Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	1
Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2007 and 2006 (unaudited)	2
Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	3
Notes To Condensed Consolidated Financial Statements (unaudited)	4
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	14
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	24
ITEM 4 — CONTROLS AND PROCEDURES	25

PART II : OTHER INFORMATION	26

ITEM 1 — LEGAL PROCEEDINGS	26
ITEM 1A — RISK FACTORS	26
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES	27
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27
ITEM 5 — OTHER INFORMATION	28
ITEM 6 — EXHIBITS	28

SIGNATURES	29

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Fuqi International, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
Assets	(Unaudited)

Current assets:
Cash	$16,097,286	$13,354,981
Restricted cash	399,425	-
Accounts receivable, net of allowance for doubtful accounts of $363,000 as of September 30, 2007 and $195,000 as of December 31, 2006	13,955,656	9,363,397
Refundable value added taxes	808,978	-
Inventories	15,267,360	6,066,213
Prepaid expenses	142,355	89,362
Deposits	66,821	-
Deposits related to borrowings on notes payable	-	736,358
Deferred taxes	54,521	29,198
Total current assets	46,792,402	29,639,509

Property, equipment, and improvements, net	1,187,212	1,354,313

Deposits	95,023	91,398

Deferred offering costs	218,042	-

Other assets	38,520	40,122

	$48,331,199	$31,125,342

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$15,311,285	$14,086,852
Line of credit	1,331,416	-
Accounts payable and accrued liabilities	1,708,108	215,092
Accrued business tax	1,501,111	1,084,078
Accrued estimated penalties	1,163,592	1,119,201
Accrued value added taxes	-	133,010
Customer deposits	3,776,088	1,234,424
Due to stockholder	-	422,909
Income tax payable	3,157,477	1,884,837
Total current liabilities	$27,949,077	$20,180,403

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized as of September 30, 2007 and 75,000,000 shares authorized as of December 31, 2006; shares issued and outstanding - 12,835,955 shares as of September 30, 2007 and 12,257,624 shares as of December 31, 2006	$12,836	$12,258

Additional paid in capital	9,967,031	7,212,130
Accumulated foreign currency translation adjustments	1,011,342	432,125
Retained earnings	9,390,913	3,288,426

Total stockholders' equity	$20,382,122	$10,944,939
	$48,331,199	$31,125,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc. Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$36,247,811	$19,082,910	$90,488,776	$67,606,850

Cost of sales	31,771,214	17,657,069	79,794,797	61,750,693

Gross profit	4,476,597	1,425,841	10,693,979	5,856,157

Operating expenses:
Selling and marketing	268,334	112,108	648,907	327,968
General and administrative	539,153	76,713	1,700,751	644,910

Total operating expenses	807,487	188,821	2,349,658	972,878

Income from operations	3,669,110	1,237,020	8,344,321	4,883,279

Other income (expenses):
Interest expense	(384,406)	(176,635)	(914,182)	(576,869)
Interest income	2,850	-	5,859	-
Change of fair value on inventory loan payable	2,683	-	(45,692)	-
Miscellaneous	88	49	5,702	12,502

Total other expenses	(378,785)	(176,586)	(948,313)	(564,367)

Income before provision for income taxes	3,290,325	1,060,434	7,396,008	4,318,912

Provision for income taxes	560,026	155,056	1,293,521	624,959

Net income	2,730,299	905,378	6,102,487	3,693,953

Other comprehensive income - foreign currency translation adjustments	228,320	94,943	553,239	165,582

Comprehensive income	$2,958,619	$1,000,321	$6,655,726	$3,859,535

Earnings per share - basic	$0.21	$0.08	$0.49	$0.33

Earnings per share - diluted	$0.21	$0.08	$0.42	$0.33

Weighted average number of common shares - basic	12,835,955	11,175,543	12,497,006	11,175,543

Weighted average number of common shares - diluted	12,835,955	11,175,543	14,531,517	11,175,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Increase (Decrease) in Cash
	Nine Months Ended September 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$6,102,487	$3,693,953

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	242,160	229,387
Bad debt	158,129	(12,502)

Changes in operating assets and liabilities:
Accounts receivable	(4,301,122)	(331,054)
Refundable value added taxes	(929,785)	(1,163,132)
Inventories	(8,795,197)	(9,560,912)
Inventory loan receivable	-	687,936
Prepaid expenses	(48,536)	(54,840)
Deposits - short term	684,617	(284,486)
Deferred taxes	(23,719)	(21,242)
Other current assets	-	2,189
Deposits	-	18,966
Deferred offering costs	(217,674)
Other assets	3,061	(23,283)
Accounts payable, accrued expenses, accrued business tax and accrued penalties	1,830,231	235,018
Customer deposits	2,446,706	(1,055,564)
Income tax payable	1,175,777	501,463
Net cash used for operating activities	(1,672,865)	(7,138,103)

Cash flows provided by (used for) investing activities:
Purchase of property, equipment and improvements	(25,347)	(20,864)
Disbursements on loans to stockholder	-	(47,988,056)
Proceeds from collections on loans to stockholder	-	54,983,415
Decrease (Increase) in restricted cash	(392,054)	1,011,506
Net cash provided by (used for) investing activities	(417,401)	7,986,001

Cash flows provided by (used for) financing activities:
Proceeds from short-term borrowing	1,960,272	-
Loan from (repayment to) a non-related party	-	(991,326)
Cash proceeds from exercise of warrants, net of financing cost	2,755,479	-
Proceeds from loans borrowed from stockholder	203,506	-
Repayments to loans payable to stockholder	(642,295)
Net cash provided by (used for) financing activities	4,276,962	(991,326)

Effect of exchange rate changes on cash	555,609	201,619

Net increase (decrease) in cash	2,742,305	58,191

Cash, beginning of the period	13,354,981	71,479

Cash, end of the period	$16,097,286	$129,670

Supplemental disclosure of cash flow information:
Interest paid	$904,194	$573,541
Income taxes paid	$141,463	$150,141

Non-cash activities:
Decrease in due from stockholder for dividend declared and paid	$-	$2,739,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Summary of Significant Accounting Policies:

Organization, Nature of Business and Basis of Presentation

Fuqi International, Inc. ("Fuqi” or the "Company") operates in two divisions: (i) production and (ii) sales and marketing. The production division is responsible for all manufacturing of jewelry products, while the sales and marketing division is responsible for all of the selling and marketing functions of the products, including customer relationships and customer service. The Company has been selling its products to wholesalers and distributors since the inception of its operations. In May 2007, the Company began to sell its products through retail counters in department stores. The Company grants credit to the majority of its wholesale and distribution customers, which are located throughout the PRC, and the Company does not generally require collateral.

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Fuqi as of September 30, 2007 and the results of operations for the three months and nine months ended September 30, 2007 and 2006 and the cash flows for the nine month periods ended September 30, 2007 and 2006. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reverse Stock Split

On August 23, 2007, the Company’s Board of Directors unanimously authorized a 1.69-to-1 reverse stock split of the Company’s common stock. The reverse stock split became effective on October 22, 2007. All references to shares in the condensed consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded warrants to purchase the Company’s common shares have been also retroactively adjusted to reflect the reverse stock split.

Consolidation Policy

The condensed consolidated financial statements include the condensed consolidated financial statements of Fuqi International, Inc. and its wholly owned subsidiaries, Fuqi International Holdings Co., Ltd. ("Fuqi BVI") and Shenzhen Fuqi Jewelry Co., Ltd. ("Fuqi China"). All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cost of Sales

Cost of sales includes raw material, direct labor and overhead costs. Overhead costs consist of depreciation for improvements related to the Company’s factory and machinery and equipment, indirect labor, utilities, factory rent and warehouse costs and occupancy costs at department stores. The Company does not incur any significant amount of inbound freight charges, purchasing and receiving costs since the Company’s raw material, including primarily gold and platinum, are handled by the Company’s operation manager. All costs related to the Company’s distribution network are included in the cost of sales.

Operating Costs

Selling and marketing expenses include salaries and employee benefits, advertising, travel and entertainment, insurance, amortization of cost for operation rights acquired and business taxes.

General and administrative expenses include management and office salaries and employee benefits, deprecation for office facility and office equipment, travel and entertainment, insurance, legal and accounting, consulting fees, workers’ compensation insurance, and other office expenses.

Revenue Recognition

Wholesale revenue is recognized upon delivery and acceptance of jewelry products by the customers while retail revenue is recognized at the time the products are received by the customers, provided that the other conditions of sales, as established by the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, are satisfied:

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

Currency Reporting

Amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company is the Renminbi (“RMB”). Foreign currency transactions (outside PRC) during three months and nine months ended September 30, 2007 and 2006 are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at the respective period-end exchange rates.

The Company’s functional currency is RMB. For the purpose of preparing the condensed consolidated financial statements, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2007 and 2006 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The resulting gain from translation adjustments are recorded as other comprehensive income in the condensed consolidated statements of income and comprehensive income.

Basic and Diluted Earnings Per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In accordance with the Visitalk Plan (See Note 7), the Company issued six series of common stock purchase warrants allowing holders to purchase additional shares of common stock (“Plan Warrants”). As of December 31, 2006, the Company had common stock equivalents of 9,968,628 shares upon the exercise of the plan warrants. The Company delivered a notice of redemption to the warrant holders in May 2007, and all of the warrants were either exercised or redeemed and cancelled in June 2007. The computation of dilutive potential common shares for the periods is shown as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Basic weighted average shares	12,835,955	11,175,543	12,497,006	11,175,543
Effect of dilutive securities - warrants	-	-	2,034,511	-

Dilutive potential common shares	12,835,955	11,175,543	14,531,517	11,175,543

Restricted Cash

As of September 30, 2007, the Company was required to maintain a fixed deposit of $399,425 as a condition to borrow under a bank loan agreement. The amount was classified as restricted cash as of September 30, 2007.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the FASB to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)	Inventories:

A summary of inventory is as follows:

	September 30, 2007	December 31, 2006

Raw materials	$11,349,334	$743
Work in process	1,608,340	3,917,795
Finished goods	2,309,686	2,147,675
	$15,267,360	$6,066,213

(3)	Property, Equipment and Improvements:

A summary of property, equipment and improvements is as follows:

	September 30, 2007	December 31, 2006

Production equipment	$992,947	$950,479
Computers	15,996	14,976
Office equipment and furniture	110,588	101,289
Automobiles	264,949	254,841
Leasehold improvements	413,573	382,963
Building	566,884	545,257

	2,364,937	2,249,805
Less accumulated depreciation and amortization	1,177,725	895,492
	$1,187,212	$1,354,313

Depreciation and amortization expense for property, equipment, and improvements amounted to approximately $82,469 and $77,629 for the three months ended September 30, 2007 and 2006, respectively, and $242,160 and $229,387 for the nine months ended September 30, 2007 and 2006, respectively.

(4)	Operation Rights Transfer Agreement:

In April 2007, the Company entered into a transfer agreement with an unrelated party (the “Transferor”), which has operation agreements with department stores for five jewelry retail counters. Under the terms of the agreement, the Transferor agreed to assign all of the operation rights to the Company for a fee of $400,000. The fee is payable in three separate installments. The first payment of $120,000 is due upon completion of the transfer of the operation rights by the department stores to the Company. The second installment of $120,000 is due within 30 days after the remittance of the first installment while the final installment of $160,000 is due within 90 days after the remittance of the first installment. The Company recorded an amortization of this fee in the amount of $67,000 during the three months and nine months ended September 30, 2007. The expense was computed based on the total fee amount over a 36-month amortization period which is the estimated useful life assessed by the management. Such estimate could change upon the agreement being finalized.

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company obtained temporary operation rights from the Transferor to operate these counters since May 1, 2007. The Transferor is still in the progress of negotiating the transfer of operation rights to the Company with these department stores. As of November 8, 2007, the Company has not yet received formal operation rights transfer agreements but has received verbal confirmations from the department stores.

(5)	Line of Credit:

In February 2007, the Company entered into a facility line of credit with a bank. Under the terms of the agreement, the Company can borrow a maximum amount of $1,997,124 and each of the borrowings cannot be less than $133,142 and have a maturity of more than 90 days. This facility line of credit expires in February 2012 and is secured by an affiliated company and certain real properties owned by an affiliated company. Interest is charged at 1.2 times the bank’s prime rate (7.776% at September 30, 2007). The facility line of credit agreement has certain conditions that the Company must fulfill prior to the withdrawals in order to continue to borrow from the bank, including execution of the fixed deposit agreement and maintaining approximately $666,000 (RMB 5,000,000) in fixed deposit with this bank. The bank has allowed the Company to draw on the line of credit without fulfilling these conditions. The facility line of credit agreement also has certain restrictions and covenants with which the Company must comply during the term of the agreement. The outstanding balance as of September 30, 2007 was $1,331,416.

(6)	Notes Payable:

As of September 30, 2007 and December 31, 2006, outstanding notes payable to the bank consisted of loan agreements that are covered by a Maximum Banking Facility Agreement dated August 24, 2006 with the Agricultural Bank of China which was renewed on September 27, 2007. Under this agreement, the maximum facility amount, which was $13,314,161 at September 30, 2007 and $12,806,229 at December 31, 2006 (RMB100,000,000), is secured by the Company’s inventories. The amounts borrowed under the agreement are guaranteed by certain affiliated companies, real estate properties owned by affiliated companies, and personally guaranteed by the controlling stockholder of the Company. The Bank Facility Agreement has certain restrictions and covenants. The Company has been in compliance with these restrictions and covenants since the execution of the agreement. As of September 30, 2007 and December 31, 2006, the Company had outstanding loan balances with this bank totaling $13,314,161 and $12,806,229, respectively.

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2007	December 31, 2006

A note payable with interest at a rate of 5.76%, secured by certain real estate properties owned by an affiliated company, matured in January 2007. The loan was repaid upon maturity and replaced by another loan.	$-	$1,280,623

Two notes payable with interest at a rate of 5.85%, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in February 2007. The loan was repaid upon maturity and replaced by another loan.	-	2,561,246

Four notes payable with interest at a rate of 5.832%, secured by certain real estate properties owned by an affiliated company and guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2007. The loan was repaid upon maturity and replaced by another loan.	-	3,841,869

A note payable with interest at a rate of 6.138%, guaranteed by affiliated companies and secured by certain real estate properties owned by an affiliated company, matured in March 2007. The loan was repaid upon maturity and replaced by another loan.	-	1,280,623

A note payable with interest at a rate of 6.732%, guaranteed by affiliated companies and secured by certain real estate properties owned by an affiliated company and personally guaranteed by the Company’s controlling stockholder, matured in July 2007. The loan was repaid upon maturity and replaced by another loan.	-	960,467

A note payable with interest at a rate of 6.732%, secured by certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in September 2007. The loan was repaid upon maturity and replaced by another loan.	-	960,467

A note payable with interest at a rate of 6.426%, secured by certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in September 2007. The loan was repaid upon maturity and replaced by another loan.	-	1,024,498

A note payable with interest at a rate of 6.426%, secured by certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in October 2007. The loan was repaid upon maturity and replaced by another loan.	931,991	896,436

A note payable with interest at a rate of 6.732%, secured by certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in December 2007.	1,331,416	1,280,623

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2007	December 31, 2006
A note payable with interest at a rate of 6.732%, secured by certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in January 2008.	$1,797,412	$-

A note payable with interest at a rate of 6.732%, secured by guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in October 2007. The loan was repaid upon maturity and replaced with another note.	1,331,416	-

A note payable with interest at a rate of 6.732%, guaranteed by affiliated companies, matures in January 2008.	1,997,124	-

A note payable with interest at a rate of 6.732%, secured by certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in November 2007.	1,331,416	-

A note payable with interest at a rate of 7.227%, secured by certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in February 2008.	998,563	-

A note payable with interest at a rate of 7.227%, secured by certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in February 2008.	865,420	-

A note payable with interest at a rate of 6.633%, secured by certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in December 2007.	1,331,416	-

A note payable with interest at a rate of 6.03%, secured by certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in January 2008.	1,331,416	-

A note payable with interest at a rate of 6.03%, secured by certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in February 2008.	2,063,695	-
	$15,311,285	$14,086,852

(7)	Stock Purchase Warrants:

Fuqi was originally formed as part of the implementation of the Chapter 11 reorganization plan (the “Visitalk Plan”) of visitalk.com. In accordance with the Visitalk Plan, the Company issued six series of common stock purchase warrants allowing holders to purchase additional shares of common stock (“Plan Warrants”). Each Plan Warrant provides for the purchase of one share of common stock and is callable by the Company for a price of $.0001 per warrant at any time. The Plan Warrants are governed by a Warrant Agreement. In connection with the execution of the Share Exchange Agreement on November 20, 2006, four series of the Plan Warrants (series A, B, D and F) were called and expired. In substance, three of Visitalk Plan’s warrants were exchanged for each of the Company’s warrants.

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pursuant to the terms of the Warrant Agreement and Visitalk Plan, the Company delivered a notice of redemption to the warrant holders in May 2007, and upon expiration of the call period on June 8, 2007, series C warrants had been exercised for 578,177 shares of the Company’s common stock for total gross proceeds of $2,931,360. The remaining unexercised warrants were redeemed at $0.0001 per share by the Company. No warrants remained outstanding after the closing of the call.

(8)	Related-Party Transactions:

For the three months and nine months ended September 30, 2006, the Company earned certain cash revenues from its customers that were subsequently collected by its controlling stockholder. Approximate cash revenues amounting to $1,178,587 and $3,914,158 were collected by its controlling stockholder for the three months and nine months ended September 30, 2006, respectively. Beginning December 2006, the controlling stockholder is no longer collecting cash revenue on behalf of the Company and all the cash revenues are deposited through the Company’s bank accounts.

The Company’s controlling stockholder borrowed from the Company on a non-interest bearing and frequent basis since the inception of its operations. As of December 31, 2006, the Company discontinued such practice and the balance was repaid to the Company in full. In aggregate, the Company loaned $22,348,322 and $73,175,364, during the three months and nine months ended September 30, 2006, respectively, and collected $23,277,389 and $79,915,486 during the three months and nine months ended September 30, 2006, respectively. The Company did not loan or collect any amounts to or from the controlling stockholder during the three or nine months ended September 30, 2007. Outstanding balance due from the controlling stockholder was $0 as of September 30, 2007 and December 31, 2006.

The Company has borrowed from its controlling stockholder on a non-interest bearing basis to satisfy the Company’s short term capital needs since the inception of its operations. In aggregate, the Company borrowed $1,383 and $204,889 during the three months and nine months ended September 30, 2007, respectively, and repaid $4,359 and $646,654 during the three months and nine months ended September 30, 2007, respectively. The Company borrowed $255,237 from the controlling stockholder during the three months and nine months ended September 30, 2006. Outstanding loan payables to the controlling stockholder amounted to $0 and $422,909 as of September 30, 2007 and December 31, 2006, respectively.

The Company declared and paid dividends of $2,739,726 to its controlling stockholder during the nine months ended September 30, 2006, which offset the amounts due from this stockholder. Subsequent to the closing of the Share Exchange on November 22, 2007, the Company did not declare or pay any dividends to its stockholders.

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

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not report certain cash revenues related to fees charged to its customers for product design. Such fee revenues are subject to business tax and service charges in China at an aggregate rate of 5.2%. The Company has not reported such revenues since the inception of its operations in 2001. The Company has recorded in its consolidated financial statements the tax liabilities representing business tax and fees of 5.2% and income tax on the unreported design revenues since the inception of its business in 2001. Per the advice of a registered tax agent in China in 2004, the Company accrued 100% of the unpaid tax amounts as the maximum penalties which could be assessed by the local tax department through the periods ended December 31, 2004.

In April 2006, the Shenzhen local tax department made an assessment of the total tax liabilities related to the cash revenues. Per the tax assessment notice dated April 24, 2006, the Company is obligated to pay a total of $1,754,802 (RMB14,161,249) including business tax, fees and income taxes related to these cash revenues through December 31, 2005. According to the tax assessment notice, if the Company did not pay off these tax liabilities by April 30, 2006, the Company would be subject to 0.05% per day of interest and penalties of the unpaid tax and fee liability amount from the due date (April 30, 2006).

On April 28, 2006, the Company filed an extension application to remit these outstanding tax liabilities no later than December 20, 2006, which was approved by the tax department in July 2006.

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

On August 10, 2007, the Company received a notice from the tax department conditionally agreeing to exempt the Company’s tax liabilities in the amount of approximately $3 million on unreported design fee income for the period from the inception of the Company’s operations in 2001 to December 31, 2006, provided that the Company’s common stock is successfully listed on a major overseas stock exchange within 180 days from the date of the tax notice.

(10)	Subsequent Events:

On October 22, 2007, the Company effected a 1.69 to 1 reverse stock split, which was approved by the Company’s Board of Directors on August 23, 2007.

On October 22, 2007, the Fuqi International, Inc. 2007 Equity Incentive Plan (the “2007 Plan”) became effective. As previously disclosed in the Company’s Definitive Information Statement on Schedule 14C, on August 23, 2007, the Company’s Board of Directors adopted the 2007 Plan and the Company received the written consent of the holders of a majority of its outstanding common stock authorizing the 2007 Plan. Immediately prior to the adoption of the 2007 Plan, the Company cancelled and terminated its 2006 Equity Incentive Plan (``2006 Plan''). There were no options or other securities outstanding under the 2006 Plan at the time of termination and no future grants or issuance of securities may be made under the 2006 Plan.

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On October 23, 2007, the Company publicly offered 7,033,816 shares of the Company’s common stock at $9.00 per share. On October 25, 2007, the Company’s underwriters elected to fully exercise their over-allotment option to purchase an additional 1,055,072 shares of the Company’s common stock. In total, including the over-allotment shares, the Company sold 8,088,888 shares of the Company's common stock at $9.00 per share. The shares offered were listed and traded on the Nasdaq Global Market under the ticker symbol “FUQI”. After underwriting discounts and commissions and estimated offering costs, the Company received net proceeds of approximately $67.0 million.

On October 23, 2007, the Company granted each of its Chief Financial Officer and the Executive Vice President, Corporate Development, options to purchase 600,000 shares of the Company’s common stock at $9.00 per share. Options to purchase 200,000 shares of the Company’s common stock vested immediately upon grant and the remaining options to purchase 400,000 shares will vest in two equal annual installments over the 24-month period following the date of the grant.

On October 23, 2007, the Company also granted each of the Company’s four independent directors options to purchase 30,000 shares of the Company’s common stock at $9.00 per share. Of the options granted to each of the directors, options to purchase 15,000 shares of common stock vested immediately upon grant and the remaining options to purchase 15,000 shares will vest in equal quarterly installments over the one-year period following the date of the grant.

On August 10, 2007, the Company received a notice from the tax department conditionally agreeing to exempt the Company’s tax liabilities in the amount of approximately $3 million on unreported design fee income for the period from the inception of the Company’s operations in 2001 to December 31, 2006, provided that the Company’s common stock is successfully listed on a major overseas stock exchange within 180 days from the date of the tax notice. The Company’s securities began trading on the Nasdaq Global Market on October 22, 2007. On November 8, 2007, the Company received a confirmation notice from the tax department to exempt the tax liability.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”), and the “Risk Factors” section below. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Fuqi” refers to Fuqi International, Inc. and our wholly-owned subsidiaries.

Overview

We are a leading designer of high quality precious metal jewelry in China, developing, promoting, and selling a broad range of products in the large and rapidly expanding Chinese luxury goods market. Our products consist of a range of unique styles and designs made from precious metals such as platinum, gold, and Karat gold (K-gold), as well as diamonds and other precious stones.  We continuously innovate and change our designs based upon consumer trends in China. By continuously creating new designs and rapidly bringing them to market, we are able to differentiate ourselves from our competitors and strengthen our brand identity. Our design database presently contains approximately 27,000 unique products.

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

We expect to expend significant resources to commence our planned retail distribution of our manufactured jewelry in China. We will require substantial funds in order to finance our planned retail distribution, fund operating expenses, to develop manufacturing, marketing and sales capabilities and to cover public company costs. In addition to the funds required to open retail locations, additional working capital will be needed to operate retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores. We also expect to require substantial funds to change our product mix to include more platinum products. Without these funds, we may not be able to meet these goals. Also, we expect our general and administrative costs to substantially increase due to higher salaries to be paid to our executive officers further to employment agreements we entered into that became effect upon the closing of our public offering in October 2007.

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

On November 20, 2006, Fuqi BVI entered into a share exchange agreement with VT Marketing Services, Inc. (“VT”) and Mr. Yu Kwai Chong, who is our current Chief Executive Officer and Chairman of the Board of the Directors, to effect a reverse merger transaction (the “Reverse Merger”). Pursuant to the Reverse Merger, Mr. Chong, as the sole shareholder of Fuqi BVI, agreed to exchange all of his shares of Fuqi BVI for shares of VT and VT agreed to acquire all of the issued and outstanding capital stock of Fuqi BVI. VT was formed as part of the implementation of the Chapter 11 reorganization plan (the “Visitalk Plan”) of visitalk.com, Inc., which became effective on September 17, 2004. The Reverse Merger closed on November 22, 2006 and VT issued an aggregate of 11,175,543 shares of common stock in exchange for all of the issued and outstanding securities of Fuqi BVI. Upon the close of the Reverse Merger, VT became the 100% parent of Fuqi BVI and assumed the operations of Fuqi BVI and its subsidiary as its sole business. On November 8, 2006, VT reincorporated from Arizona to Nevada and on December 8, 2006, after the Reverse Merger, VT reincorporated from the Nevada to Delaware and changed its corporate name from “VT Marketing Services, Inc.” to “Fuqi International, Inc.” The transactions contemplated by the Reverse Merger were intended to be a “tax-free” transaction pursuant to the provisions of Section 351 of the Internal Revenue Code of 1986, as amended.

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

Critical Accounting Policies, Estimates and Assumptions

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, provisions for income taxes, allowance for doubtful accounts, and the recoverability of the long-lived assets. Actual results could differ from these estimates. Periodically, we review all significant estimates and assumptions affecting the financial statements and record the effect of any necessary adjustments.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue Recognition. Wholesale revenue is recognized upon delivery and acceptance of jewelry products by our customers while the retail revenue is recognized upon receipt and acceptance of jewelry products by our customers, provided in each case that the other conditions of sales are satisfied: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, upon shipment when title passes, or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on the our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt in the past.

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

Under current tax laws in China, the usual statutory income tax rate applicable to PRC companies is 33%. Fuqi China currently enjoys a reduced enterprise income tax rate of 15%, which is granted to all enterprises operating in the Shenzhen Special Economic Zone. Prior to 2006, we were under the preferential income tax rate of 7.5% in 2005 and 2004, due to our status of being a new business. That status expired effective January 1, 2006. Our effective income tax rates for the three months ended September 30, 2007 and September 30, 2006, were 17.0% and 14.6%, respectively, and for the nine months ended September 30, 2007 and September 30, 2006 were 17.5% and 14.5%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law will become effective on January 1, 2008. We anticipate that as a result of the new EIT law, our income tax rates will rise to 25%, which could adversely affect our financial condition and results of operations.

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

We failed to report a cumulative amount of approximately $26 million in cash revenues related to design fees for the period from the inception of Fuqi China in 2001 to June 30, 2007. In April 2006, the Shenzhen local tax department levied a $1.8 million assessment against us for unpaid business taxes, fees, and income taxes related to these unreported cash revenues up to the period from inception to December 31, 2005. The assessment was originally due at the end of April 2006 and subject to 0.05% per day of interest and penalties thereafter. On April 28, 2006, we filed for an extension of the deadline to remit these outstanding taxes payable to December 20, 2006, and the extension request was approved by the tax department in July 2006. On December 28, 2006, Shenzhen City Tax Bureau granted a further extension to us from December 20, 2006 to April 25, 2007. On April 25, 2007, we appointed a Registered Tax Agent to apply on our behalf for a special reduction or exemption for the unpaid tax liabilities for the period from inception to December 31, 2006. On May 14, 2007, we received a notice from the Shenzhen tax department accepting our application for a tax reduction or exemption and were granted an additional period to remit our outstanding tax liabilities until August 9, 2007. The tax department agreed not to assess any interest and penalties during this review process until August 9, 2007. As of September 30, 2007, we had an accrual of approximately $3.8 million in tax liabilities representing business tax and fees of 5.2% and income tax on the unreported design revenues since inception and an accrual of approximately $1.2 million in estimated penalties. In July 2007, we began to report the income taxes and business taxes on design revenues to the tax authority. On August 10, 2007, we received a notice from the tax department that conditionally agreeing to exempt our tax liabilities in the amount of approximately $3 million on unreported design fee income for the period from the inception of our operations in 2001 to December 31, 2006, provided that our common stock is successfully listed on a major overseas stock exchange within 180 days from the date of the tax notice. On November 8, 2007, we received a confirmation notice from the tax department to exempt our tax liability.

Equity Financings

On May 8, 2007, we issued a notice of redemption for two outstanding series of warrants in our company. The warrants allowed holders to purchase up to 9,968,628 shares of common stock. As of June 9, 2007, we issued a total of 578,177 shares of common stock to exercising holders of Series C Warrants and received gross cash proceeds of $2,931,360 from the exercising warrant holders. No warrants remained outstanding after closing of redemption.

On October 23, 2007, we publicly offered 7,033,816 shares of our common stock at $9.00 per share. On October 25, 2007, our underwriters elected to fully exercise their over-allotment option to purchase an additional 1,055,072 shares of our common stock. In total, including the over-allotment shares, we sold 8,088,888 shares of our common stock at $9.00 per share. After underwriting discounts and commissions and estimated offering costs, we received net proceeds of approximately $67.0 million.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Fuqi China, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 9.7% from 1:8.27 on July 21, 2005 to 1:7.4692 on October 31, 2007.  In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 7.751 and 7.652, respectively, for the three months and nine months ended September 30, 2007, and 8.049 and 7.999, respectively, for the three months and nine months ended September 30, 2006. Our operating results have benefited in 2006 and, thus far, in 2007, and our financial results for the balance of 2007 are likely to benefit, as a result of appreciation of the RMB against the U.S. dollar. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the three months and nine months ended September 30, 2007 and 2006 (unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	In Dollars	Percent of Revenue	In Dollars	Percent of Revenue	In Dollars	Percent of Revenue	In Dollars	Percent of Revenue

	(in thousands, except share amounts and earnings per share)

Net sales	$36,248	100.0%	$19,083	100.0%	$90,489	100.0%	$67,607	100.0%

Cost of sales	31,771	87.6%	17,657	92.5%	79,795	88.2%	61,751	91.3%

Gross profit	4,477	12.4%	1,426	7.5%	10,694	11.8%	5,856	8.7%

Operating expenses
Selling and marketing	268	0.7%	112	0.6%	649	0.7%	328	0.4%
General and administrative	539	1.5%	77	0.4%	1,701	1.9%	645	1.0%

Total operating expenses	807	2.2%	189	1.0%	2,350	2.6%	973	1.4%

Income from operations	3,670	10.2%	1,237	6.5%	8,344	9.2%	4,883	7.3%

Other income (expenses):
Interest expense	(384)	(1.1%)	(177)	(0.9%)	(914)	(1.0%)	(577)	(1.0%)
Interest income	2	-	-	-	6	-	-
Change of fair value of inventory loan payable	2	-	-	-	(46)	-	-
Miscellaneous	-	-	-		6	-	13	0.1%

Total other income (expenses)	(380)	(1.1%)	(177)	(0.9%)	(948)	(1.0%)	(564)	(0.9%)

Income before provision for income taxes	3,290	9.1%	1,060	5.6%	7,396	8.2%	4,319	6.4%

Provision for income taxes	560	1.6%	155	0.9%	1,294	1.5%	625	0.9%

Net income	2,730	7.5%	905	4.7%	6,102	6.7%	3,694	5.5%

Other comprehensive income - foreign currency translation adjustments	229	0.7%	95	0.5%	554	0.7%	166	0.2%

Comprehensive income	$2,959	8.2%	$1,000	5.2%	$6,656	7.4%	$3,860	5.7%

Earnings per share - basic	$0.21		$0.08		$0.49		$0.33

Earnings per share - diluted	$0.21		$0.08		$0.42		$0.33

Dividend per share - basic	$-		$0.24		$-		$0.24

Dividend per share - diluted	$-		$0.24		$-		$0.24

Weighted average number of common shares - basic	12,835,955		11,175,543		12,497,006		11,175,543

Weighted average number of common shares -diluted	12,835,955		11,175,543		14,531,517		11,175,543

Three Months Ended September 30, 2007 and 2006

Net sales, which consist of gross sales net of returns, for the three months ended September 30, 2007 increased to $36.2 million, an increase of $17.1 million, or 89.5%, from net sales of $19.1 million for the three months ended September 30, 2006. The increase in net sales for the three months ended September 30, 2007 was primarily the result of an increase in the quantity of jewelry products sold, in addition to an increase in our prices, which included the price of precious metals, our processing fees and our design fees. The increase was also due to increased marketing of our products to existing and potential customers and increased advertising coverage.

Net sales for the three months ended September 30, 2007 and 2006 were comprised of the following:

	Three Months Ended September 30,
	2007		2006
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$8.7	24.0%	$4.8	25.2%
Gold	22.1	61.0	8.7	45.5
K-gold and Studded Jewelry	5.4	15.0	5.6	29.3

Total	$36.2	100.0%	$19.1	100.0%

Cost of sales is mainly comprised of costs of raw materials, primarily gold and platinum, in addition to direct manufacturing costs and factory overhead. Cost of sales for the three months ended September 30, 2007 increased to $31.8 million, an increase of $14.1 million, or 79.7%, from $17.7 million for the same period in 2006. The increase was primarily due to an increase in net sales and the cost of raw materials.

Gross profit for the three months ended September 30, 2007 increased to $4.5 million, an increase of $3.1 million, or 221.4%, from $1.4 million for the same period in 2006. The gross margin for the three months ended September 30, 2007 was 12.4%, compared to 7.5% for the same period in 2006. The increase in the gross margin for the three months ended September 30, 2007 as compared to the same period in 2006 was primarily due to increase in sales prices, which included our design fees and prices of precious metals.

Selling and marketing expenses are primarily comprised of business taxes, advertising expenses, traveling expenses, production costs of marketing materials, insurance, delivery expenses and retail related expenses. Selling and marketing expenses for the three months ended September 30, 2007 were approximately $268,000, an increase of $156,000, or 139.3%, from approximately $112,000 for the same period in 2006. The increase in selling and marketing expenses, except for business taxes, was primarily due to an increase in advertising expenses.

General and administrative expenses consist primarily of payroll expenses, benefits and travel expenses for our staff, professional fees including audit, accounting, legal and financial advisory, depreciation expenses, and general office expenses. General and administrative expenses for the three months ended September 30, 2007 were approximately $539,000, an increase of $462,000, or 600%, from $77,000 for the same period in 2006. The increase in general and administrative expenses was mainly due to an increase of professional fees incurred as a result of being a publicly reporting company in the United States since November 2006.

Interest expenses were approximately $384,000 for the three months ended September 30, 2007, an increase of $207,000, or 116.9%, from approximately $177,000 for same period in 2006. The increase in interest expense was primarily a result of our increases in short term bank financing and increases in interest rates for the three months ended September 30, 2007.

Provision for income tax expense was approximately $560,000 for the three months ended September 30, 2007, an increase of $405,000, or 261.3%, from approximately $155,000 for the same period in 2006. The increase was primarily due to an increase in the taxable income for the three months ended September 30, 2007.

Net income increased to $2.7 million for the three months ended September 30, 2007 from $0.9 million for the three months ended September 30, 2006, an increase of $1.8 million, or 200%.

Other comprehensive income, which consists of gains from foreign exchange translations, was approximately $228,000 for the three months ended September 30, 2007, an increase of $133,000, or 140%, from approximately $95,000 during the same period of 2006. The increase was a result of continuous appreciation of the RMB exchange rate against the U.S. dollar.

Nine Months Ended September 30, 2007 and 2006

Net sales, which consist of gross sales net of returns, for the nine months ended September 30, 2007 increased to $90.5 million, an increase of $22.9 million, or 33.9%, from net sales of $67.6 million for the nine months ended September 30, 2006. The increase in net sales for the nine months ended September 30, 2007, was primarily the result of an increase in the quantity of products sold. During the nine month period ended September 30, 2007, quantity of gold jewelry sold and quantity of platinum jewelry sold increased by approximately 172% and 168%, respectively, as compared to the same period of 2006. The increase was also due to increased marketing of our products to existing and potential customers and increased advertising coverage.

Net sales for the nine months ended September 30, 2007 and 2006 were comprised of the following:

	Nine months Ended September 30,
	2007		2006
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$20.7	22.9%	$14.7	21.7%
Gold	50.4	55.7	30.8	45.6
K-gold and Studded Jewelry	19.4	21.4	22.1	32.7

Total	$90.5	100.0%	$67.6	100.0%

Cost of sales is mainly comprised of costs of raw materials, primarily gold and platinum, in addition to direct manufacturing costs and factory overhead. Cost of sales for the nine months ended September 30, 2007 increased to $79.8 million, an increase of $18.0 million, or 29.1%, from $61.8 million for the same period in 2006. The increase was primarily due to the increase in net sales for the nine months ended September 30, 2007.

Gross profit for the nine months ended September 30, 2007 increased to $10.7 million, an increase of $4.8 million, or 81.4%, from $5.9 million for the same period in 2006. The gross margin for the nine months ended September 30, 2007 was 11.8%, compared to 8.7% for the same period in 2006. The increase in the gross margin for the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily due to an increase in prices and increase in sales of platinum products.

Selling and marketing expenses are primarily comprised of business taxes, advertising expenses, traveling expenses, production costs of marketing materials, insurance, delivery expenses and retail related expenses. Selling and marketing expenses for the nine months ended September 30, 2007 were approximately $649,000, an increase of $321,000, or 97.9%, from $328,000 for the same period in 2006. The increase in selling and marketing expenses, except for business taxes, was primarily due to an increase in advertising expenses and an increase in insurance coverage for product delivery.

General and administrative expenses consist primarily of payroll expenses, benefits and travel expenses for our staff, professional fees including audit, accounting, legal and financial advisory, depreciation expenses, and general office expenses. General and administrative expenses for the nine months ended September 30, 2007 were $1.7 million, an increase of $1.1 million, or 183.3%, from $0.6 million for the same period in 2006. The increase in general and administrative expenses was mainly due to an increase of professional fees incurred for the Company being a publicly reporting company in the United States since November 2006. In addition, we granted our Chief Financial Officer a one-time discretionary bonus of $89,411 in connection with the exercise of warrant during the second quarter of 2007.

Interest expenses were approximately $914,000 for the nine months ended September 30, 2007, an increase of $337,000, or 58.4%, from $577,000 for same period in 2006. The increase in interest expense was primarily a result of our increases in short term bank financing and increase in interest rates for the nine months ended September 30, 2007.

Provision for income tax expense was approximately $1.3 million for the nine months ended September 30, 2007, an increase of $0.7 million, or 116.7%, from approximately $0.6 million for the same period in 2006. The increase was primarily due to an increase in the taxable income for the nine months ended September 30, 2007.

Net income increased to $6.1 million for the nine months ended September 30, 2007 from $3.7 million for the nine months ended September 30, 2006, an increase of $2.4 million, or 64.9%.

Other comprehensive income, which consists of gains from foreign exchange translations, was approximately $553,000 for the nine months ended September 30, 2007, an increase of $387,000, or 233.1%, from $166,000 for the nine months ended September 30, 2006. The increase was a result of continuous appreciation of the RMB exchange rate against the U.S. dollar.

Liquidity and Capital Resources

At September 30, 2007, we had retained earnings of $9.4 million and had cash of $16.1 million. We have historically financed our operations with cash flows generated from operations, as well as through the borrowing of long-term or short-term bank loans. In addition, prior to December 31, 2006, we borrowed from our controlling stockholder for short term working capital requirements.

On October 23, 2007, we publicly offered 7,033,816 shares of our common stock at $9.00 per share. On October 25, 2007, our underwriters elected to fully exercise their over-allotment option to purchase an additional 1,055,072 shares of our common stock. In total, including the over-allotment shares, we sold 8,088,888 shares of our common stock at $9.00 per share. After underwriting discounts and commissions and estimated offering costs, we received net proceeds of approximately $67.0 million.

At September 30, 2007, we had outstanding facility lines of credit and short-term notes payables with banks in an aggregate amount of $16.6 million, consisting of $15.3 million in short-term notes payable to banks and $1.3 million in facility lines of credit. Our loans are secured by real properties of our affiliates, and guaranteed by our affiliates and our controlling stockholder.

We have a general banking facility line of credit with Agricultural Bank of China pursuant to a Maximum Banking Facility Agreement dated September 27, 2007. The terms of the agreement enable us to borrow up to a maximum amount of $13.3 million. Maturity dates for each withdrawal typically range from three to twelve months and are agreed to by the parties at the time of withdrawal. As of September 30, 2007, we had $13.3 million outstanding under the facility, with interest rates ranging from 6.030% to 7.227%. In addition, we have a line of credit and a bank loan from China Construction Bank and DBS Bank. As of September 30, 2007, we had $3.3 million outstanding with interest rates ranging from 6.732% to 7.776% from the DBS Bank and line of credit and a bank loan from China Construction Bank. Amounts borrowed under the banking facility lines of credit are secured by certain real properties of our affiliates, and guaranteed by our affiliates and personally guaranteed by our controlling stockholder. The loan agreements contain certain restrictions and covenants. We do not guarantee any indebtedness of our affiliates. The amounts outstanding under these lines of credit and bank loans are presented in our condensed consolidated financial statements as notes payable and line of credit. For additional information, see Note 5 and Note 6 to the condensed consolidated financial statements contained in this quarterly report.

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

On our condensed consolidated statements of cash flows, we recorded advances by Mr. Chong to us and related repayments to him as financing activities, and advances by us to Mr. Chong and related repayments by him as investing activities. Advances and repayments were not subject to written loan agreements. The advances were partially repaid within three months while the remaining portions were repaid over three months. In accordance with FAS No. 95, we present the gross amounts of the advances and repayments in our consolidated statements of cash flows.

Net cash provided by (used for) operating activities. Net cash used for operating activities was $1.7 million for the nine months ended September 30, 2007, compared to net cash used for operations of $7.1 million for the same period in 2006. The $5.4 million decrease in cash used was primarily due to an increase in our net income from $3.7 million for the nine months ended September 30, 2006 to $6.1 million for the nine months ended September 30, 2007, an increase in customer deposits of $2.4 million, and an increase in accounts payable, accrued expenses, and accrued business tax of $1.8 million.

Net cash provided by (used for) investing activities. Net cash used for investing activities amounted to approximately $417,000 for the nine months ended September 30, 2007, compared to net cash provided by investing activities of $8.0 million for the nine months ended September 30, 2006. The change was due to an increase in restricted cash of approximately $392,000, in addition to the absence of loans and related repayments between our majority stockholder and us during the nine months ended September 30, 2007. We received the return of approximately $1.0 million in restricted cash and had a net collection of $7.0 million from the controlling stockholder during the nine months ended September 30, 2006.

Net cash provided by (used for) financing activities. Net cash provided by financing activities amounted to $4.3 million for the nine months ended September 30, 2007, compared to net cash used for financing activities of $0.7 million for the nine months ended September 30, 2006. The increase of cash provided was primarily a result of the additional borrowings of $2.0 million from the facility line of credit we entered into in February 2007, in addition to net proceeds of $2.8 million from the exercise of warrants that occurred during the second quarter of 2007.

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

In April 2007, we entered into a transfer agreement with an unrelated party (the “Transferor”), which has operation agreements with department stores for five jewelry retail counters. Under the terms of the agreement, the Transferor agreed to assign all of the operation rights to us for a fee of $400,000. The fee is payable in three separate installments. The first payment of $120,000 is due upon completion of the transfer of the operation rights by the department stores to us. The second installment of $120,000 is due within 30 days after the remittance of the first installment while the final installment of $160,000 is due within 90 days after the remittance of the first installment. We obtained temporary operation rights from the Transferor to operate these counters from May 1, 2007. The Transferor is in the progress of negotiating the transfer of operation rights to us with these department stores. As of November 8, 2007, we have not yet received formal operation rights transfer agreements but have received verbal confirmations from the department stores. We have also commenced negotiations with an individual to potentially serve as director of our retail operations.

During 2007, we plan to open 20 retail counters and 2 retail stores in municipalities and provincial capitals throughout China. In 2008, we plan to open 60 to 80 retail counters and 8 to 10 retail stores. In addition to the funds required to open new retail locations, additional working capital will be needed to operate the retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores. We currently anticipate that it will cost approximately $40 million to execute our retail plan for the coming two years. We anticipate that a substantial portion of it, approximately $20 million, would be used to acquire new raw materials. A smaller portion of the additional capital, approximately $16 million, would be used for the opening of retail outlets. Approximately $3.8 million of the additional capital would be used to acquire new components and additional tooling, while the remaining portion of the additional capital would be applied to working capital for labor to manufacture jewelry and for marketing and promotional activities. Additional capital for this objective may be required that is in excess of our current resources, requiring us to raise additional capital through additional equity offerings or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing material financial position and results of operations. The foregoing amounts are only estimates, which may change based on our analysis and evaluations of changing market conditions.

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 9.7% appreciation of the RMB against the U.S. dollar from July 21, 2005 to October 31, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuation of the exchange rate of RMB against the U.S. dollar. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the dollar could negatively impact our results of operations.

Interest Rate Risk

As of September 30, 2007, we had $16.6 million outstanding under short term credit facilities from banks, with interest rates ranging from 6.030% to 7.776%. As all of these borrowings are short term borrowings, we believe our exposure to interest rate risk is not material. We do not use any derivative financial instruments to manage interest rate risks.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 3.9%, 1.8% and 3.4% in 2004, 2005 and 2006, respectively.

Commodity Price Sensitivity

We are exposed to market risk in connection with our inventory balances, which are comprised primarily of gold, platinum and jewelry made from gold and platinum. Our inventories are stated at the lower of cost or market using the first in first out method. If there is a downward change in the market price of gold, we are required to mark-down the value of our inventory and record a loss in our statement of operations. As of September 30, 2007, our inventory position was approximately $15.3 million, which consisted of gold and jewelry made from gold acquired at an average price of $18.59 per gram and platinum and jewelry made from platinum acquired at an average price of $35.56 per gram. On October 31, 2007, the prices of gold and platinum on the Shanghai Gold Exchange were $21.59 per gram and $40.91 per gram, respectively. Since our inception we have not experienced any losses due to changes in the market price of gold or platinum because the prices of gold and platinum have generally risen since our inception. Currently we do not hold any forward contracts or use any other derivative instruments to hedge our exposure to fluctuations in the price of gold. However, we intend to use such hedging strategies in the future.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, our Chief Executive Officer and Chief Financial Officer, in consultation with other members of management and advisors as appropriate, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2007. However, our independent auditors have identified significant deficiencies that we are currently working to correct. Our independent auditors, Stonefield Josephson, Inc., identified that our accounting on certain significant transactions were incorrectly calculated or incorrectly recorded. During the course of field work related to the audit of our financial statements for the year ended December 31, 2006, our independent auditors discovered these errors. The independent auditors discussed these matters with our Chief Financial Officer, and we subsequently reevaluated the transactions and recorded the necessary adjustments. The auditors believe that these adjustments reflected significant deficiencies in our internal controls over accounting and financial reporting. We are in the process of improving our internal control processes and procedures with training programs that started in the second quarter of 2007. We have added two additional employees to our accounting staff to facilitate segregation of duties and improve the timeliness of recording and processing of financial information. We have reviewed, analyzed and adjusted the timing of our accounting procedures and we are evaluating new accounting software, which may assist us in quicker processing of books and ledgers. We have also scheduled and held monthly accounting staff meeting to ensure the timeliness, completeness and accuracy of accounting information. In addition, management is searching and evaluating external training courses for SEC reporting. We have also engaged outside consultants to assist us in assessing and improving our internal controls and procedures. Management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

None.

ITEM 1A - RISK FACTORS

Other than with respect to the following risk factor, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2007, as updated by our Quarterly Report on Form 10-Q as filed with the SEC on August 20, 2007.

We have significant outstanding short-term borrowings, and we may not be able to obtain extensions when they mature.

Our notes payable to banks for short-term borrowings as of September 30, 2007, December 31, 2006 and 2005 were $15.3 million, $14.1 million, and $12.4 million, respectively, and bore weighted average interest rates of 6.59%, 6.14%, and 5.32%, respectively. Of these outstanding borrowings, $13.3 million, $11.5 million and $13.0 million were arranged or guaranteed by our controlling stockholder, Mr. Yu Kwai Chong, as of September 30, 2007, December 31, 2006 and 2005, respectively. In addition, we have short-term borrowings from Mr. Chong, the outstanding amount of which was $0 and approximately $423,000 and as of September 30, 2007 and December 31, 2006, respectively.

Generally, these short-term bank loans mature in one year or less and contain no specific renewal terms. However, in China it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. In particular, a substantial portion of our short-term borrowings are arranged or guaranteed by Mr. Yu Kwai Chong, our controlling stockholder, or one of his affiliated companies. Since Mr. Chong ceased to be our sole stockholder in November 2006, he may be less inclined to guarantee our bank borrowings. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 23, 2007, we publicly offered 7,033,816 shares of our common stock at $9.00 per share. On October 25, 2007, our underwriters elected to fully exercise their over-allotment option to purchase an additional 1,055,072 shares of our common stock. In total, including the over-allotment shares, we sold 8,088,888 shares of our common stock at $9.00 per share. After underwriting discounts and commissions and estimated offering expenses, we received net proceeds of approximately $67.0 million.

We intend to use the net proceeds from the offering for general corporate purposes, including approximately $16.0 million to expand our retail operations, $3.8 million to expand our product lines, and $47.2 million for general working capital purposes.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We filed a Definitive Information Statement on Schedule 14C with the SEC on October 2, 2007 to notify the stockholders that on August 23, 2007 we received a written consent in lieu of a meeting of stockholders from a holder of shares representing 87.1% of the total issued and outstanding shares of our capital stock voting together as a single class (the “Majority Stockholder”) authorizing our Board of Directors, in its discretion, to effect a reverse stock split at an exchange ratio ranging from 1.1:1 to 2.5:1 of our issued and outstanding shares of Common Stock (the “Reverse Spilt”). On October 22, 2007, the Board effected the Reverse Split at a ratio of 1.69:1.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
___________
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

FUQI INTERNATIONAL, INC.

Date: November 14, 2007	By:	/s/ Yu Kwai Chong

Yu Kwai Chong Chief Executive Officer

Date: November 14, 2007	By:	/s/ Ching Wan Wong

Ching Wan Wong Chief Financial Officer