Form 10-K
period 2007-12-31
FUQI INTERNATIONAL, INC.
filed 2008-03-28
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-52383
Fuqi International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1579407 (I.R.S. Employer Identification No.)

5/F., Block 1, Shi Hua Industrial Zone Cui Zhu Road North Shenzhen, 518019 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  +86(755)2580-1888

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2007 (the last business day of the registrant’s most recently completed fiscal year), was $80,919,190 based on the closing price of the registrant’s common stock on The Nasdaq Global Market of $8.30 per share. The registrant’s common stock commenced trading on The Nasdaq Global Market on October 23, 2007.

There were 20,924,843 shares of common stock outstanding as of March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-Kis incorporated by reference from the Registrant's definitive proxy statement on Schedule 14A that will be filed no later than the end of the 120-day period following the Registrant's fiscal year end, or, if the Registrant's definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

FUQI INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 The information contained in this Form 10-K, including in the documents incorporated by reference into this Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and their management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition, and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

PART I

ITEM 1.  BUSINESS

Our company, Fuqi International, Inc., operates through our wholly-owned subsidiary, Fuqi International Holdings Co., Ltd., a British Virgin Islands corporation (“Fuqi BVI”) and its wholly-owned subsidiary, Shenzhen Fuqi Jewelry Co., Ltd., a company established under the laws of China (“Fuqi China”). Fuqi International, Inc. effected a reverse merger transaction in November 2006 that resulted in our current corporate structure and subsequently reincorporated in Delaware on December 8, 2006. For further information concerning our reverse merger transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Corporate History.”

Overview

We are a leading designer of high quality precious metal jewelry in China, developing, promoting, and selling a broad range of products to the Chinese luxury goods market. Our products consist of a range of unique styles and designs made from precious metals such as platinum, gold, and Karat gold (K-gold), as well as diamonds and other precious stones. Our design database presently contains over 28,000 unique products. We continuously innovate and change our designs based upon consumer trends in China. By continuously creating new designs and rapidly bringing them to market, we believe we are able to differentiate ourselves from our competitors and strengthen our brand identity.

Our nationwide distribution network and significant relationships with retailers allow us to test-market, promote and sell our products in almost every province in China. We believe our vertically integrated direct sales operations, which include product development, sales and marketing, and order fulfillment and delivery, allow us to effectively reach consumers and maximize sales throughout China.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through both retail counters located in department stores and in traditional stand-alone jewelry stores. We sell our products to our customers at price points that reflect the market price of the base material, plus a mark-up reflecting our design fees and processing fees. Typically this markup ranges from 8% to 14%. Our customers then further mark up our products to the consumers up to an additional 30%. Our target price points are primarily designed to appeal to China’s growing middle class.

In order to capitalize on the substantial growth in consumer spending on luxury goods in China and to capture the margin appreciation from direct sales to the consumer, we recently initiated a retail strategy in 2007 in product categories where we believe we will not compete with our existing sales channels. Our retail strategy focuses on finished gemstone jewelry, which we previously provided only on a custom-order basis and which has historically represented only a nominal percentage of our overall sales.

We intend to open new retail locations by leasing unoccupied space, acquiring existing leases from third parties and/or acquiring the existing jewelry operations of third parties that occupy retail space. During 2008, we intend to open and/or acquire 60 to 80 retail counters and open 8 to 10 retail stores in municipalities and provincial capitals throughout China. In January 2008, we agreed upon the terms to acquire two jewelry companies, Shanghai Tian Mei Jewelry Co. Ltd. and Beijing Yinzhong Tian Mei Jewelry Co. Ltd., collectively known as “Temix.” Temix has a total of about 50 jewelry counters and retail stores located in the Beijing and Shanghai regions. Our proposed acquisition includes obtaining all of Temix’s stores, counters, and leases registered trade name, exchange membership, and inventories.

We believe our expansion into the retail market will provide us with:

•	direct access to the consumer market, allowing us to respond more rapidly to changing consumer tastes;

•	an opportunity to grow our revenue base as we roll out our retail strategy;

•	improved net margins from higher markups in the retail market; and

•	increased brand awareness.

Our company is headquartered in the city of Shenzhen, in southern China, where we have a large-scale production base that includes a modern factory of more than 53,000 square feet, a dedicated senior design, sales and marketing team, and we have approximately 540 employees, including approximately 350 company-trained production workers and 60 production trainees. We believe our current facilities provide adequate space for our planned expansion of our production lines, which will include diamond and other finished gemstone jewelry.

China Jewelry Industry

China’s market for jewelry and other luxury goods is expanding rapidly, due in part to the country’s rapid economic growth. According to the National Bureau of Statistics of China, China’s real gross domestic product, or GDP, grew by 11.4%, 11.1%, and 10.4% in 2007, 2006 and 2005, respectively. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle-class consumer base. According to Economist Intelligence Unit (EIU), private consumption has grown at a 9% compound annual growth rate, or CAGR, over the last decade.

Currently, China is the world's third-largest consumer of luxury goods. With higher minimum wages, expanded welfare payments and reduced income taxes, China’s 1.3 billion consumers are more able than ever to afford luxury items. China's younger generations, in particular, have bought into consumerism more than their predecessors and been lured by flashy products and high-end merchandise marketed to the wealthy, upper-middle and middle-market consumers.

The jewelry industry in China has grown at an annual rate of over 10 percent since the 1980’s and is expected to be the largest market in the world by 2010. In 2005, domestic sales of jewelry in China amounted to RMB 140 billion, which is approximately US$19.8 billion, and the industry earned $5.49 billion worth of foreign exchange for China through exports. In 2007, the growth in China’s jewelry industry was higher than its general economic growth and China became the second largest gold consumer in the world, only after India.

Our Strategies

Our goal is to be the leading vertically-integrated designer, manufacturer, and retailer of jewelry in China. We intend to achieve our goal by implementing the following strategies:

Aggressively pursue new wholesale distribution channels

We intend to broaden the scope of our distribution arrangements to increase sales penetration in targeted markets. We intend to select additional distributors based on their access to markets and retail outlets that are candidates for our jewelry products. Also, we believe that once we have established broad brand awareness, more distributors from remote areas will seek access to our products through our wholesale channel.

Establish and expand our retail market footprint

We have developed and are executing a retail sales plan aimed at gaining market share in the growing consumer market in China. We intend to acquire leases and open new stores in markets that we believe have a sufficient concentration of our target customers. Our retail expansion program is designed to reach new and existing customers through the opening of new retail locations and through the introduction of new jewelry designs. Retail locations will be determined on the basis of various factors, including geographic location, demographic studies and other jewelry stores or counters in the vicinity of a retail location.

Our retail expansion strategy is designed not to conflict with our existing distributors. For example, generally we sell our products to distributors who then sell them to department stores. The department stores display these products in a retail counter typically owned by the department stores. In most cases there are other counters in the department stores that sell non-competing products, such as gemstone jewelry, that are owned by third party companies. These third party counters are our target for the acquisition of leases, which means we will not compete with our distributors or with the department stores. Also, we initially plan to open stores at retail outlets not currently offering our products. In this way we hope to increase market penetration and maintain positive relationships with our distributors.

We intend to open new retail locations by leasing unoccupied space, acquiring existing leases from third parties and/or acquiring the existing jewelry operations of third parties that occupy retail space. In December 2007, we employed an experienced senior marketing executive who has over 26 years of experience in the retail industry to assist in the expansion of our retail operations. We have also recruited experienced craftsmen, who have worked for foreign jewelry manufacturers for our new studded jewelry production line. During 2008, we intend to open and/or acquire 60 to 80 retail counters and open 8 to 10 retail stores in municipalities and provincial capitals throughout China.

We believe that China represents an excellent retail sales opportunity for our own expansion into the retail market for various reasons that include:

•	large pool of potential consumers— China has a large population including a rapidly expanding middle-class consumer base.

•
changing consumer preferences— we believe that Chinese consumers are embracing a more Western view of jewelry as a fashion accessory while also valuing the more traditional view of jewelry as an investment.

•	growing jewelry market— China’s jewelry market has experienced significant year-on-year growth.

•	large retail market— China’s retail sales market is one of largest in the world.

•
favorable regulatory changes— as a member of the World Trade Organization (WTO), China has eliminated a number of restrictions on foreign ownership and operations of retail stores. Tariffs on colored gem stones, gold, silver and pearls have been reduced in the past and economic and trade relationships between China and other major economic powers have generally been liberalized.

•	increased profit potential— we believe that the retail market is a viable method to increase our sales profitability and market exposure.

In January 2008, we agreed upon the terms to acquire two jewelry companies, Shanghai Tian Mei Jewelry Co. Ltd. and Beijing Yinzhong Tian Mei Jewelry Co. Ltd., collectively known as “Temix.” Temix is a branded jewelry store chain with 50 outlets located primarily in the Beijing and Shanghai regions. Out of the 50 outlets, there are 5 stand alone stores and 45 counters located in department stores. Our proposed acquisition includes obtaining all of Temix’s stores, counters, and leases registered trade name, exchange membership, and inventories. The products sold in these outlets are primarily diamond and gemstone jewelry, including ruby and jade and karat gold. The purchase price for Temix will be approximately $18.5 million, with approximately $9.5 million being paid in cash and the remaining being paid in securities. Temix was founded by Mr. Chujian Huang, who is the Chief Executive Officer of Temix and a 15-year veteran in China’s jewelry industry, particularly in the Yangtze Delta region. Mr. Huang will become a full time employee of Fuqi upon the closing of the acquisition and be responsible for managing the Temix chain. The acquisition is subject to execution of a definitive agreement and various closing conditions contained therein, including receiving certain regulatory approvals. We expect the acquisition to be completed in the second quarter of fiscal 2008.

Expand existing and new product offerings

Since the commencement of our jewelry operations in 2001, we have expanded our line of products from basic gold jewelry to a range of products that include rings, bracelets, necklaces, earrings and pendants made from precious metals such as platinum, gold, palladium and Karat gold (K-gold). We also manufacture jewelry with diamond and other precious stone inlays, in addition to gold coins and gold bars.

Our product series include the following:

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

Many of our designs are originated by our in-house designers. They are educated at art schools or colleges in China and have gained an average of three to five years of experience from other jewelry companies. In generating new design ideas, our designers research and study designs that are popular in China and worldwide. Our designers conduct design and market research through various forms, including trade expositions, industrial magazines and the Internet. They also receive feedback from, and respond to, our customers. We continuously design and produce new styles of jewelry and currently carry more than 28,000 product styles, which are growing at a rate of approximately 3,600 styles per annum. We assign serial numbers to each of our products styles, and we maintain an information management system utilizing a product database.

Since 2004, we have typically provided over three hundred new designs every month to our wholesale customers.

In the coastal cities of China, we believe the demand for platinum and gemstone products has been increasing. In order to capitalize on the growth of demand, we intend to develop platinum as the primary metal from which our jewelry is manufactured. In 2006, we began to shift our product line to produce more platinum jewelry and we intend to invest in the development of a new production line to produce studded platinum jewelry. The production cycle of platinum products is five to seven days while the cycle for gold products is about two days. As such, more working capital will be needed to support this shift of product mix.

As we expand into retail, we intend to expand new product offerings including diamond, jade, and other gem stone products. These products usually have a longer turnover period of at least four to six months but offer higher margins. We believe that it is critical for us to expand our product lines to include these products to be sold in our own retail outlets and to our wholesale customers. We will analyze sales data at all our retail outlets and determine the best product mix a particular outlet will carry to achieve the highest sales revenue.

Through these retail outlets, we intend to offer our full range of jewelry products to showcase and sell. Furthermore, we plan to design and manufacture a line of fine diamond, jade and gem stone jewelry to be sold primarily in our retail shops.

Enhance marketing and promotion efforts to increase brand awareness

We continue to devote our efforts towards brand development and utilize marketing concepts in an attempt to enhance the marketability of our products. During the past several years, we have carried out a brand development strategy based on product quality and design excellence. We intend to commence geographical television advertising campaigns and to promote our jewelry products in major magazines throughout China. We have also participated and intend to continue to participate in various exhibitions and similar promotional events to promote our products and brand. For example, in 2004, we were the laurel sponsor for multiple beauty pageants, including the “Miss Intercontinental Final” and the “Miss China Universe.”

Product Pricing

The wholesale pricing of our products is based on three primary components: price of raw materials used, processing fee, and design fee. The price of the raw materials for our jewelry highly depends on the spot price of the raw materials (e.g., gold and platinum) at the time the jewelry is sold. The amount charged as a design fee is determined by management based on various criteria, including market conditions, and production complexity, popularity and uniqueness of the design. Management meets on a monthly basis to determine the design fees charge rate, which generally ranges from 6% to 11% of price of raw materials. The processing fee ranges from 2% to 3% of the price for the raw materials. We pay business tax on our design fee. We also pay a value added tax on the raw materials and processing fee, which we bill to our customers and remit to the local tax authority on a monthly basis. The sales amounts reported in the statements of income are net of the value added tax. The invoices that we provide to our wholesale customers itemize these raw material costs and design and processing fees that make up the total cost charged to them. The retail mark up from the wholesale price is approximately 30%, depending on the complexity of design and other factors.

Credit Terms

We offer certain of our customers credit terms for payment. We typically grant credit to a customer if the customer has been in existence for at least five years and/or has been doing business with us for at least three years. We attempt to minimize credit risk by reviewing a customer’s credit history before extending credit and by continually monitoring the customer’s credit exposure. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt in the past.

Manufacturing

We have a large-scale production base that includes a modern factory of more than 53,000 square feet, a dedicated senior design team, and approximately 350 company-trained production workers. We recently analyzed and refined our production procedures to increase efficiency and reduced the number of trained workers by approximately 15%. Since 2003, we have held an ISO 9001 accreditation, which is an international standard of quality. The International Organization for Standardization (ISO) (http://www.iso.org/iso/en/iso9000-14000/understand/inbrief.html) defines the ISO 9000 quality management system as one of international references for quality management requirements in business-to-business dealings. An organization being accredited by an independent assessment organization has to fulfill:

•	the customer’s quality requirements,

•	applicable regulatory requirements, while aiming to enhance customer satisfaction, and

•	achieving continual improvement of its performance in pursuit of these objectives.

The ISO 9000 quality management system is well recognized by People’s Republic of China (“PRC”)’s governmental bodies and businesses. This accreditation can serve as a basis for our customers to determine the minimum standard of quality assurance that we achieve. We believe that this accreditation also indicates to our customers that we are running an effective system to track quality issues and possible rework progress of our products. In January 2007, we also achieved the ISO 14000 accreditation. ISO 14000 is an environmental management system in which the organization being accredited has to (i) minimize harmful effects on the environment caused by its activities, and (ii) achieve continual improvement of its environmental performance.

We estimate our maximum annual output capacity of gold jewelry, other rare and precious metal jewelry, K-gold jewelry and inlaid jewelry to be approximately 30 tons, 15 tons, 5 tons and 60,000 pieces, respectively.

Sales and Marketing

We rely on our sales and marketing division, which is located at our executive offices in Shenzhen, China for the distribution of our products in China. We sell our products primarily to our national and provincial distributors that resell our products to end customers through their own distribution networks, which are typically composed of local distributors and retail outlets. Our distribution network currently includes 30 provincial distributors and more than 700 direct-sales distributors. These distributors sell our products to local distributors, over 1,000 retail outlets and directly to end users in China.

Our marketing and distribution strategy is to screen and identify the strongest customers in each distribution channel and to focus on our design and sales efforts towards the largest and fastest growing retailers and distributors. We maintain a broad base of customers and concentrate our efforts on department stores, wholesalers, national jewelry chains, fine jewelers, and stores that sell fashionable jewelry. We also work closely with our major customers and attempt to adjust our product strategies and structure based on customer feedback in order to decrease the likelihood of overstocked, undesired products.

Our products are mainly designed for the middle income class in China, with an emphasis on young women. Approximately 50% of our designs are for 20 to 40 year old women, 5% of our designs are for new-born children, 20% of our designs are for middle-aged men and 25% of our designs are for middle to older-aged women. Our products are sold in China at average retail prices equivalent to $200 to $300, including tax. At present, approximately 5 to 6% of our products are marketed on a private label basis, but we anticipate that this percentage will decrease as we continue to develop the “Fuqi” brand.

We continue to invest in our brand and our marketing ability in order to increase demand for our products. During the past several years, we have carried out a brand development strategy based on product quality and design excellence. We have participated in various marketing activities and exhibitions to promote our products and brand. For example, in 2004, we were the laurel sponsor for multiple beauty pageants, including the “Miss Intercontinental Final” and the “Miss China Universe.” As a laurel sponsor, we designed and crafted the laurels and/or batons that were presented to a contest winner, in addition to the contest’s second and third place runner-ups. We have also sponsored numerous beauty contests such as:

•	the Final of Miss Global of WTO;

•	the 17th World Miss University Contest;

•	the 1st China Miss University Contest; and

•	China Final of Miss World.

We believe that the laurels and batons created in connection with our sponsorship of beauty contests provided us an opportunity to showcase our design and craftsmanship ability, in addition to strengthening our brand recognition.

We have received various governmental awards with respect to our brand, including recognition by the China Light Product Quality Assurance Center as a “Chinese Famous Brand,” which is reserved for the top ten most recognized brands of the jewelry industry in China. We have also received other recognitions, including, from the Gems & Jewelry Trade Association of China as a “Famous Brand in the China Jewelry Industry”, from Committee of Shenzhen Famous Brand Accreditation as a “Shenzhen Well-known Brand”, from the Shenzhen City Enterprises Evaluation Association as one of the “Shenzhen 300 enterprises with Ultimate Growth” and from Moody United Certification Ltd as “China Quality Promise Credit Management Enterprise (Brand)”. In October 2007, “Fuqi” was recognized as a “China Top Brand” by General Administration of Quality Supervision, Inspection and Quarantine of the People's Republic of China. We believe that governmental awards and other forms of recognition raise brand recognition for our products.

The “Fuqi” trademark has been registered in the United States, Italy, Japan, Hong Kong and China.

Supply of Raw Materials

We are a full member of the Shanghai Gold Exchange and a standing council member of the Shenzhen Gold Association of China. The Shanghai Gold Exchange is our primary supply source for precious metals used in our jewelry offerings.

We maintain our supply of raw materials at our warehouse in Shenzhen, China. We purchase large volumes of precious metals approximately five times per month from the Shanghai Gold Exchange in advance and in anticipation of orders resulting from our marketing programs. When we make purchases on the Shanghai Gold Exchange, the Exchange issues a receipt to us that we can redeem for precious metals at various commercial banks in Shenzhen.

To minimize the risk of storage and devaluation, we only purchase pre-cut gemstones, including ruby and jade, upon customers’ requests. We do not have a designated supplier for these pre-cut stones. When a customer places an order that requires pre-cut stones, we purchase the pre-cut stones as required from local supplies in Shenzhen.

Competition

The jewelry production industry is highly competitive, and our competitors include domestic and foreign jewelry manufacturers, wholesalers, and importers who may operate on a national, regional and local scale. Many of our competitors have substantially greater financial, technical and marketing resources and personnel than us. Our strategy is to provide competitively priced, high-quality products to the high-volume retail jewelry market. We believe competition is largely based on quality, service, pricing, and established customer relationships.

In 2007, we entered into the retail jewelry industry, which is also highly competitive. Many of our potential competitors in the retail industry have larger customer bases, longer operating histories and significantly greater financial, technical, marketing and other resources. Most of these retailers, including Chow Sang Sang Group, Luk Fook Jewelry, TSL Jewelry and Hang Fung Gold Technology, have numerous branches set up across China and may have secured the most desirable locations for retail stores. It may be difficult for a newcomer to enter into and expand in the retail industry, but based on our extensive analysis, market review, and planning, we believe that our established production and wholesale distribution business will facilitate our entrance into and expansion in the retail market.

Major Customers

During the years ended December 31, 2007 and 2006, there were no single customers that generated more than 10% of the total sales. During the year ended December 31, 2005 approximately 15% of the Company’s sales were generated from one customer, Beijing Hua Shang Rui Lin Trading Co., Ltd.

Seasonality

Our business is seasonal in nature. Our sales and net income are generally higher in the fourth calendar quarter than the rest of the year. The primary factors that affect the seasonal changes in our business operations are holidays and traditional Chinese festivals. In the fourth quarter, retailers often experience increased sales due to the week-long public holiday for Chinese National Day, as well as Christmas and New Year’s Day. In addition, jewelry retailers commonly stock up from wholesalers in the fourth quarter to prepare for potentially higher sales in the following quarter for Chinese New Year. This quarter is also a peak season for marriages and the birth of newborns in China, which have historically resulted in higher sales. This seasonal trend in our business would slightly shift in line with the gap between calendar quarter and lunar quarter and occurred during 2004 and 2005. However, there was a slight variation during 2006. Because of rising precious metal prices in the fourth quarter of 2006, many customers delayed their orders until the first quarter of 2007, resulting in lower-than-expected sales volume in the fourth quarter of 2006, and higher than expected sales in the first quarter of 2007. We experienced increased sales in the fourth quarter of 2007.

Government Regulations

We are subject to various laws and regulations in the PRC, affecting all aspects of our business. In April 2001, the Shenzhen Business Bureau granted our wholly-owned subsidiary, Fuqi China, the right to operate for a period of ten years from the date of inception. On May 17, 2006, we converted Fuqi China into a wholly-foreign-owned enterprise, or WFOE, and formally transferred the ownership of Fuqi China from the founder, Mr. Yu Kwai Chong, to Fuqi BVI. Neither this transfer nor the Reverse Merger changed our business plan. The right to operate as a WFOE expires 30 years from the date of establishment but, based on current PRC legislation, this right is renewable by application. A WFOE can only conduct business within its approved business scope, which appears on its business license. Our license permits us to design, manufacture, sell and market jewelry products to department stores throughout the PRC, and allows us to engage in the retail distribution of our products. Any further amendment to the scope of our business will require additional applications and government approval. We cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of our business.

Under applicable PRC laws, supplies of precious metals such as platinum, gold and silver are highly regulated by certain government agencies, such as the People’s Bank of China. Shanghai Gold Exchange is the only PBOC authorized supplier of precious metal materials and, therefore, the primary source of supply for our raw materials, which substantially consist of precious metals. We are required to obtain several membership and approval certificates from these government agencies in order to continue to conduct our business. We may be required to renew such memberships and to obtain approval certificates periodically. If we are unable to renew these periodic membership or approval certificates, it would materially affect our business operations. We are currently in good standing with these agencies.

We have also been granted independent import and export rights. These rights permit us to import and export jewelry in and out of China. With the relatively lower cost of production in China, we intend to expand into overseas markets after the launch of our China-based retail plan. We do not currently have plans to import jewelry into China.

Our production facilities in Shenzhen are subject to environmental regulation by the Environmental Protection Bureau of Shenzhen. We hold all requisite operating permits from the Environmental Protection Bureau. Our permits confirm that we are in compliance with local regulations governing waste production and disposal and that our production facilities meet the public safety regulations regarding refuse, emissions, lights, noise and radiation. To date, we have never been cited for any environmental violations.

Employees

We have approximately 540 employees, including approximately 350 company-trained production workers and 60 production trainees. We recently analyzed and refined our production procedures to increase efficiency and reduced the number of trained workers by approximately 15%. In 2008, we began recruiting skilled laborers to fill vacancies for our new diamond line products. Our employees are part of a labor association that represents employees with respect to labor disputes and other employee matters. We have never experienced a work stoppage or a labor dispute that has interfered with our operations. We believe our relationship with our employees is good.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds are approximately $46,000, $34,000 and $30,000 for the years ended December 31, 2007, 2006 and 2005, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations. We also provide housing facilities for our employees. At present, approximately 95% of our employees live in company-provided housing facilities.

Effective January 1, 2008, PRC introduced a new labor contract law that enhances rights for the nation's workers, including open-ended work contracts and severance pay. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with short-term contracts become full-time employees with lifetime benefits after a short-term contract is renewed twice. Although the new labor contract law would increase our labor costs, we do not anticipate there will be any significantly effects on our overall profitability in the near future since such amount was historically not material to our operating cost. Management anticipates this may be a step toward improving candidate retention for skilled workers.

Available Information

Our principal executive offices are located at 5/F., Block 1, Shi Hua Industrial Zone, Cui Zhu Road North, Shenzhen, 518019, People’s Republic of China. Our telephone number is +86 (755) 2580-1888. Our Internet address is www.fuqi.com.cn. We make available free of charge on or through our Internet Website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1A: RISK FACTORS

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Form 10-K before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This filing also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Form 10-K.

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

While the Chinese economy has experienced rapid growth in recent years, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Also, many observers believe that this rapid growth cannot continue at its current pace and that an economic correction may be imminent. Rapid economic growth can also lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as minus 2%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. During 2007, the interest rate was increased from 5.67% to 7.83%. Repeated rises in interest rates by the central bank could slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Most of our sales are of products that include gold, platinum, precious metals and other commodities, and fluctuations in the availability and pricing of commodities would adversely impact our ability to obtain and produce products at favorable prices.

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, platinum and, to a lesser extent, other precious and semi-precious metals and stones. In the past, we have not hedged our requirement for gold, platinum or other raw materials through the use of options, forward contracts or outright commodity purchasing, but we commenced to engage in such hedging in the fourth quarter of 2007. A significant disruption in our supply of gold, platinum, or other commodities could decrease our production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of gold, platinum, or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase our raw materials, may adversely affect our ability to maintain production of our products and sustain profitability. Although we generally attempt to pass increased commodity prices to our customers, there may be circumstances in which we are not able to do so. In addition, if we were to experience a significant or prolonged shortage of gold, platinum, or other commodities, we would be unable to meet our production schedules and to ship products to our customers in timely fashion, which would adversely affect our sales, margins and customer relations. Furthermore, the value of our inventory may be affected by commodity prices. We record the value of our inventory at the lower of cost (using the first-in, first-out method) or market. As a result, decreases in the market value of precious metals such as gold and platinum would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value of our inventory.

Due to the geographic concentration of our sales in the northeast region of China, our results of operations and financial condition are subject to fluctuations in regional economic conditions.

A significant percentage of our total sales are made in the northeast region of China, particularly in the provinces of Liaoning, Jilin and Heilongjiang, and the city of Beijing. For the years ended December 31, 2007 and 2006, approximately 51.1% and 44.9% of revenues, respectively, was generated from this area. Our concentration of sales in this area heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in this region. Our geographic concentration might result in a material adverse effect on our business, financial condition or results of operations in the future.

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

Any failure to successfully open and operate new retail counters and stores could have a material adverse effect on our results of operations. In addition, our retail expansion program will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which, in turn, could cause deterioration in the financial performance of our overall business.

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

We believe that we will have sufficient capital to fund our projected operations for at least the next 12 months. We expect to expend significant resources to commence our retail distribution of our manufactured jewelry in China. We will require substantial funds in order to finance our retail distribution, fund operating expenses, to develop manufacturing, marketing and sales capabilities and to cover public company costs. In addition to the funds required to open retail locations, additional working capital will be needed to operate retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores. We also expect to require substantial funds to change our product mix to include more platinum products. Without these funds, we may not be able to meet these goals. Also, we expect our general and administrative costs to substantially increase due to higher salaries to be paid to our executive officers. See “Executive Compensation — Compensation Discussion and Analysis.”

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

If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to effectively execute our growth strategy (including expanding our business to the retail market), take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In addition, we may be required to scale back or discontinue our production and development program, or obtain funds through strategic alliances that may require us to relinquish certain rights.

Our ability to maintain or increase our revenue could be harmed if we are unable to strengthen and maintain our brand image.

We believe that primary factors in determining customer buying decisions in China’s jewelry sector include price, confidence in the merchandise sold, and the level and quality of customer service. The ability to differentiate our products from competitors by our brand-based marketing strategies is a key factor in attracting consumers, and if our strategies and efforts to promote our brand, such as television and magazine advertising and beauty contest sponsorships, fail to garner brand recognition, our ability to generate revenue may suffer. If we are unable to differentiate our products, our ability to sell our products wholesale and our sale of products retail will be adversely affected. If we fail to anticipate, identify or react appropriately or in a timely manner to customer buying decisions, we could experience reduced consumer acceptance of our products, a diminished brand image, higher markdowns, and costs to recast overstocked jewelry. These factors could result in lower selling prices and sales volumes for our products, which could adversely affect our financial condition and results of operations. This risk is particularly acute because we rely on a limited demographic customer base for a large percentage of our sales.

There is only one source in China for us to obtain the precious metals used in our jewelry products; accordingly, any interruptions of our arrangement with this source would disrupt our ability to fill customer orders and substantially affect our ability to continue our business operations.

Under PRC law, supply of precious metals such as platinum, gold, and silver are highly regulated by certain government agencies. Shanghai Gold Exchange is the only authorized source of supply in China for precious metals used in our jewelry products. We are required to obtain several membership and approval certificates from government agencies in order to do business involving precious metals. We may be required to renew such memberships and to obtain approval certificates periodically. The loss of or inability to renew our membership relationship with the Shanghai Gold Exchange, or its inability to furnish precious metals to us as anticipated in terms of cost, quality, and timeliness, would adversely affect our ability to fill customer orders in accordance with our required delivery, quality, and performance requirements. If this were to occur, we would not have any alternative suppliers in China to obtain our raw materials from, which would result in a decline in revenue and revenue potential and risk the continuation of our business operations.

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

We intend to conduct a growth strategy into retail distribution of our products that we believe will result in rapid growth, which will place significant demands on our managerial, operational and financial resources. Any significant growth in the market for our current wholesale business and our planned retail distribution would require us to expand our employee base for managerial, operational, financial, and other purposes. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capabilities. We would also need to continue to expand, train and manage our employee base. We currently have approximately 540 employees, which include approximately 350 company-trained workers and 60 production trainees, and, at that size, a rapid increase in the number of our employees would be difficult to manage. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. If we are able to expand our retail business, we would need to train or hire additional employees with retail experience.

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

Our business has become increasingly dependent on the performance of our distributors. During the years ended December 31, 2007, 2006, and 2005, 16%, 13%, and 10%, respectively, of our net revenues were generated through our distributors. We currently have 103 distributors. Our largest distributor accounted for approximately 7% and 4% of our gross revenues in 2007 and 2006. We do not maintain long-term contracts with our distributors. Maintaining relationships with existing distributors and replacing any distributor may be difficult or time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our distribution business and harm our net revenues.

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

A substantial portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or unable to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. In addition, as we increase our presence in the retail market, we expect the aging of our accounts receivable generated from sales through retail counters to increase as department stores typically defer payments to us of cash receipts collected by them on our behalf. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

Our notes payable to banks for short-term borrowings as of December 31, 2007, December 31, 2006 were $17.1 million and $14.1 million, respectively, and bore weighted average interest rates of 6.68% and 6.14%, respectively. Generally, these short-term bank loans mature in one year or less and contain no specific renewal terms. However, in China it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. In particular, a substantial portion of our short-term borrowings are arranged or guaranteed by Mr. Yu Kwai Chong, our controlling stockholder, or one of his affiliated companies. Since Mr. Chong ceased to be our sole stockholder in November 2006, he may be less inclined to guarantee our bank borrowings. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in China;

•	fluctuation and unpredictability of costs related to the gold, platinum and precious metals and other commodities used to manufacture our products;

•	seasonality of our business;

•	changes in the laws of the PRC that affect our operations;

•	our recent entry into the retail jewelry market;

•	competition from our competitors;

•	our ability to obtain all necessary government certifications and/or licenses to conduct our business; and

•	development of a public trading market for our securities.

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

A recent increase in the rate of inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, the inflation rate in China reached a high point of 4.8% in 2007 as compared to the past several years. The inflation rate in China was 1.8% in 2005 and 1.5% in 2006. The inflation rate is expected to continue to increase in 2008. Many of our operating expenses were increased and are also expected to increase with inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiary, Fuqi China, is a wholly foreign-owned enterprise organized under PRC law, commonly known as a WFOE. A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license. Our license permits us to design, manufacture, sell and market jewelry products to department stores throughout the PRC and to engage in the retail distribution of our products. Any amendment to the scope of our business requires further application and government approval. In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. We cannot assure you that Fuqi China will be able to obtain the necessary government approval for any change or expansion of our business scope.

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements are able to be reconciled to U.S. generally accepted accounting principles in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our retail operations. Furthermore, if we consummate an acquisition and are unable to timely file audited financial statements and/or pro forma financial information required by the Exchange Act, such as Item 9.01 of Form 8-K, we will be ineligible to use the SEC’s short-form registration statement on Form S-3 to raise capital, if we are otherwise eligible to use a Form S-3. If we are ineligible to use a Form S-3, the process of raising capital may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock, and may also create uncertainties in the future.

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

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock.

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

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

We had enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

Our subsidiary, Fuqi China, is subject to a reduced enterprise income tax rate of 15%, which is granted to all enterprises operating in the Shenzhen Special Economic Zone. In 2004 and 2005, Fuqi China enjoyed a preferential income tax rate of 7.5% due to its status as a new business. That status expired effective January 1, 2006. The expiration of the preferential tax treatment has increased our tax liabilities and reduced our profitability. Additionally, on March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law will become effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments could increase our tax liabilities and reduce our net income.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt additional equity compensation plans for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

We intend to make numerous stock option grants under our equity incentive plan to our officers and directors, some of whom are PRC citizens and may be required to register with SAFE. In addition to our officers and directors that received option grants, future participants of our equity incentive plan or any other equity compensation plan we may adopt who are PRC citizens may be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our business operations may be adversely affected.

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

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. In addition, we may need to rely on a new and developing communication infrastructure to efficiently transfer our information from retail nodes to our headquarters. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

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

Risks Related To Our Capital Structure

We are controlled by one stockholder, whose interests may differ from those of other stockholders. As a result, we could be prevented from entering into potentially beneficial transactions if they conflict with our major stockholder’s interests.

As of December 31, 2007, Mr. Yu Kwai Chong, our Chief Executive Officer and our largest stockholder, beneficially owns or control approximately 53.4% of our outstanding shares. Mr. Chong possesses significant influence over us, giving him the ability, among other things, to elect all or a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Chong, we could be prevented from entering into potentially beneficial transactions if they conflict with our major stockholder’s interests. The interests of this stockholder may differ from the interests of our other stockholders.

Our stock price is volatile and you might not be able to resell your securities at or above the price you have paid.

Since our initial public offering and listing of our common stock on the Nasdaq Global Market on October 23, 2007, the price at which our common stock had traded has been volatile, with a high and low sales price of $11.75 and $6.02, respectively, as through March 20, 2008. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our annual and quarterly results of operations;

•	changes in securities analysts’ expectations;

•	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

•	announcements by our competitors or us of significant new products, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions and trends in our industry;

•	general market, economic, industry and political conditions;

•	changes in market values of comparable companies;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

•	future sales of equity or debt securities, including sales which dilute existing investors.

The sale or availability for sale of substantial amounts of our common stock could adversely affect its market price.

The market price of our Common Stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of March 15, 2008, we had 20,924,843 shares of Common Stock outstanding, and approximately 9,740,000 were freely tradable without further restriction under the Securities Act of 1933, as amended, by persons other than our affiliates (within the meaning of Rule 144 under the Securities Act). In addition, our certificate of incorporation permits the issuance of up to approximately 79,075,157 additional shares of common stock. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the existing investors.

In connection with the public offering that we conducted on October 23, 2007, in which we issued 7,033,816 shares of freely tradable common stock, we, each of our directors and senior officers, and each holder of 5% or more of our common stock agreed, with limited exceptions, that we and they will not, without the prior written consent of the offering’s underwriter, through April 20, 2008, among other things, directly or indirectly, offer to sell, sell or otherwise dispose of any of shares of our common stock or file a registration statement with the SEC. After the lock-up agreements, up to 11,184,066 of the shares that had been locked up will be eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise, sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock.

Further, effective February 15, 2008, the SEC revised Rule 144, which provides a safe harbor for the resale of restricted securities, shortening applicable holding periods and easing other restrictions and requirements for resales by our non-affiliates, thereby enabling an increased number of our outstanding restricted securities to be resold sooner in the public market. Sales of substantial amounts of our stock at any one time or from time to time by the investors to whom we have issued them, or even the availability of these shares for sale, could cause the market price of our common stock to decline.

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

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock. Our public accountants, Stonefield Josephson, Inc., identified that our accounting for certain significant transactions were incorrectly calculated or incorrectly recorded. Our public accountants informed us that these adjustments reflected significant deficiencies in our internal controls over accounting and financial reporting for the year ended December 31, 2007. We are in the process of improving our internal controls in an effort to improve our control processes and procedures; however, there can be no guarantee that we will be successful in our attempts to correct our significant deficiencies.

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 9.93% appreciation of the RMB against the U.S. dollar from July 21, 2005 to December 31, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any further cash dividends on our shares of common stock in the foreseeable future and we currently intend to retain any future earnings for funding growth. Prior to the reverse merger we effected with VT Marketing Services, the predecessor of Fuqi International, Inc. (the “Reverse Merger”) in November 2006, we were wholly-owned by our founder and Chief Executive Officer, Mr. Yu Kwai Chong. During the years ended December 31, 2007, 2006, and 2005, we paid cash dividends of $0, $2.7 million, and $5.4 million, respectively, to Mr. Chong as our sole stockholder prior to the Reverse Merger. We currently have no intention to declare further dividends in the foreseeable future. Payment of dividends is further restricted under the provisions of our existing loan agreements, which prohibit Fuqi China from paying any dividends or making any other distributions to Fuqi BVI without the consent of the lenders. As a result, you should not rely on an investment in our securities if you require the investment to produce dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 5/F., Block 1, Shi Hua Industrial Zone, Cui Zhu Road North, Shenzhen 518019, China. We own approximately 15,000 square feet of office and showroom space at this location.

Our jewelry production facility is located in Shenzhen, China and, including office spaces, consists of approximately 66,000 square feet of building space. We own approximately 33,000 square feet of this space indirectly through our Chairman, Yu Kwai Chong, and his wife, both of whom hold the property in trust for our benefit. The remaining 33,000 square feet has been leased by us from Shenzhen Jin Tong Hai Enterprises Ltd, since July 2005. We use the space for production facilities, offices and showrooms. Pursuant to the terms of the lease, we lease the space for approximately $120,000 per annum. The lease agreement will terminate in June 2010. We have the right to renew the lease prior to its termination. At the time of renewal, the lease amount will be renegotiated, and based on the current industrial leasing market, we expect that the lease amount will be increased by approximately 35% in the year 2010.

In October 2007, we entered into a lease agreement for a 400-square-feet corporate office in San Jose, California. This office lease has a term of two years, expiring in October 2009. Monthly rent for this lease is $720.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings, nor are we aware of any potential or threatened material litigation, or any asserted claims that may result in material litigation or other legal proceedings.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

 ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to October 23, 2007, our shares of common stock were not listed or quoted for trading on any national securities exchange or national quotation system. On October 23, 2007, we completed the initial public offering and our common stock began trading on the NASDAQ Global Market under the symbol “FUQI”. The low and high sales price for our common stock, as reported by NASDAQ, since October 23, 2007 to the fiscal year end December 31, 2007 was $6.02 and $11.75, respectively. The closing price of our common stock on March 24, 2008 on the NASDAQ was $6.78. As of March 15, 2008, we had approximately 201 common stockholders of record.

The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside its control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of its common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and efficiency of our proposed products and services or our competitors’ products and services;

•	Announcements of innovations or new products or services by we or our competitors;

•	Federal and state governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of our company; and

•	General economic and other national conditions.

Recent Sales of Unregistered Securities

None.

 Dividends

The Company has not paid or does not expect to declare or pay any cash dividends on its common stock in the foreseeable future, and it currently intends to retain future earnings, if any, to finance the expansion of its business. The decision whether to pay cash dividends on the Company’s common stock will be made by the Company’s board of directors, in their discretion, and will depend on its financial condition, operating results, capital requirements and other factors that the board of directors considers significant. Payment of dividends by Fuqi China is further restricted under the provisions of our existing loan agreements, which prohibit Fuqi China from paying any dividends or making any other distributions to Fuqi BVI without the consent of the lenders.

The Company’s wholly-owned subsidiary, Fuqi China, prior to merger with the Company, paid cash dividends of $0, $2,739,726, and $5,421,687 during the years ended December 31, 2007, 2006 and 2005, respectively. Each of these dividends was paid by the Company’s subsidiary to Mr. Chong, as its sole stockholder, which offset partially the amounts due to the Company’s subsidiary by Mr. Chong.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Computershare Trust Company, Inc.

Equity Compensation Plan Information

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated statements of income data for each of the five years ended December 31, 2007 and the consolidated balance sheet data as of December 31, 2007, 2006, 2005, 2004, and 2003 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results of operations for future years. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Consolidated Statement of Income Data:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands, Except Share Amounts and Earnings per Share)
Net sales	$145,559	$92,409	$72,580	$56,765	$29,501
Cost of sales	129,045	83,619	64,964	50,862	26,019
Gross profit	16,514	8,790	7,616	5,903	3,482
Operating expenses
Selling and marketing	1,105	490	624	549	251
General and administrative	2,919	794	671	1,006	1,006
Total operating expenses	4,024	1,284	1,295	1,555	1,257
Income from operations	12,490	7,506	6,321	4,348	2,225
Other income (expenses):
Interest expense	(1,239)	(799)	(498)	(100)	—
Interest income	166	70	—	—	1
Change of fair value on inventory loan payable	(46)	—	—	—	—
Loss on disposal of fixed assets	—	—	—	(45)	—
Exemption of tax liabilities and estimated penalty payable	4,162	—	—	—	—
Miscellaneous	80	13	(1)	4	40
Total other income (expenses)	3,123	(716)	(499)	(141)	41
Income before provision for income taxes	15,613	6,790	5,822	4,207	2,266
Provision for income taxes	2,097	995	452	359	193
Net income	13,516	5,795	5,370	3,848	2,073
Other comprehensive income - foreign currency translation adjustments	2,553	288	143	—	—
Comprehensive income	$16,069	$6,083	$5,513	$3,848	$2,073
Earnings per share - basic	$0.96	$0.51	$0.48	$0.34	$0.19
Earnings per share - diluted	$0.86	$0.50	$0.48	$0.34	$0.19
Dividend per share - basic	$—	$0.24	$0.49	$0.35	$0.15
Dividend per share - diluted	$—	$0.24	$0.49	$0.35	$0.15
Weighted average number of common shares - basic	14,105,791	11,260,544	11,175,543	11,175,543	11,175,543
Weighted average number of common shares - diluted	15,627,494	11,631,459	11,175,543	11,175,543	11,175,543

Consolidated Balance Sheet Data:

	As of December 31,
	2007	2006	2005	2004	2003
	(In Thousands)
Cash	$63,294	$13,355	$71	$256	$1,294
Total assets	122,715	31,125	28,115	11,230	8,579
Total liabilities	25,455	20,180	20,508	8,535	5,756
Total stockholders’ equity	97,260	10,945	7,607	2,695	2,823

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K. See “Risk Factors” beginning on page 8. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Fuqi” refers to Fuqi International, Inc. and our wholly-owned subsidiaries.

Overview

We are a leading designer of high quality precious metal jewelry in China, developing, promoting, and selling a broad range of products in the large and rapidly expanding Chinese luxury goods market. Our products consist of a range of unique styles and designs made from precious metals such as platinum, gold, and Karat gold (K-gold), as well as diamonds and other precious stones. We continuously innovate and change our designs based upon consumer trends in China. By continuously creating new designs and rapidly bringing them to market, we are able to differentiate ourselves from our competitors and strengthen our brand identity. Our design database presently contains over 28,000 unique products.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through both retail counters located in department stores and in other traditional stand-alone jewelry stores. In the coastal cities of China, we believe the demand for platinum and gem stone products has been increasing. In order to capitalize on the growth in demand, we intend to develop platinum as one of the primary metals from which our jewelry is manufactured. In 2006, we began to shift our product line to produce more platinum jewelry and we intend to invest in the development of a new production line to produce finished gemstone platinum jewelry. The production lead time of platinum products, starting from purchase of raw materials and ending with finished products, is about six to eight days, while the lead time for gold products is about two to four days. Lead time also varies on the complexity of production and design of our products. As such, we anticipate that more working capital will be needed to support this shift of product mix.

Our wholesale prices are based on the spot prices of the raw material that make up our products, with the spot price measured at the time our products are sold. Similarly, the value of our inventory on hand is based on spot prices of the raw materials that make up the inventory. We record the value of our inventory at the lower of cost (using the first-in, first-out method) or market. Our gross margin is therefore affected by changes in the price of raw materials. The increase in our net sales for the year ended December 31, 2007 and the value of inventory as of December 31, 2007 was due in part to the general increase in the market value of precious metals. Any fluctuation in the spot price of precious metal would result in a change in our wholesales revenue and our gross margin, as our sales price is based, in part, on the spot price of the precious metal contained in the product sold. We cannot predict and foresee the volatility of the market value of precious metals in the future. We closely monitor the market price of precious metals and we intend to commence the use of hedge tools to minimize our exposure to fluctuations of precious metal prices. We do not conduct any trading or speculating of these precious metals.

In order to capitalize on the substantial growth in consumer spending within the luxury goods category and to capture the margin appreciation from direct sales to the consumer, we, in 2007, initiated a retail strategy. In April 2007, we executed transfer and operation agreements to obtain operating rights for five jewelry retail counters in department stores located in Beijing and Tianjin region. On October 28, 2007, after the transferor was not able to complete the transfer of these five counters in a reasonable period of time, we entered into a cancellation agreement to terminate the transfer transaction effective November 30, 2007. Subsequent to the cancellation agreement, we entered into agreements with two department stores in Shenyang to open retail counters. As of December 31, 2007, we held a total of six retail counters in two department stores located in Shenyang. Total retail sales generated by our counters for the year ended December 31, 2007 was approximately $1,245,000. In 2008, we intend to open and/or acquire 60 to 80 retail counters and 8 to 10 retail stores. Our retail operations are discussed more fully below under the caption “Retail Operations.”

By initiating our retail strategy, we intend to enhance our profitability in 2008 and further develop our brand reputation. We intend to produce jewelry that appeals to younger, urban consumers who have more buying power. We believe our new retail strategy creates a significant opportunity for us to both improve our return on capital and increase shareholder value. There are, however, risks related to our planned expansion. Our retail expansion strategy will largely depend on our ability to find sites for, open and operate new retail locations successfully. Our ability to open and operate new retail locations successfully depends on several factors, including, among others, our ability to identify suitable counter and store locations, the availability of which is outside our control; purchase and negotiate acceptable lease terms; prepare counters and stores for opening within budget; source sufficient levels of inventory at acceptable costs to meet the needs of new counters and stores; secure required governmental permits and approvals; successfully integrate new counters and stores into our existing operations; and generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plans. Any failure to successfully open and operate new retail counters and stores could have a material adverse effect on our results of operations in the future. In addition, our retail expansion program will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which, in turn, could cause deterioration in the financial performance of our overall business.

Recent Events

Business Acquisition

In January 2008, we agreed upon the terms to acquire two jewelry companies, Shanghai Tian Mei Jewelry Co. Ltd. and Beijing Yinzhong Tian Mei Jewelry Co. Ltd., collectively known as “Temix.” Temix is a branded jewelry store chain with 50 outlets located primarily in the Beijing and Shanghai regions. Out of the 50 outlets, there are 5 stand alone stores and 45 counters located in department stores. Our proposed acquisition includes obtaining all of Temix’s stores, counters, leases, registered trade name, exchange membership, and inventories. The products sold in these outlets are primarily diamond and gemstone jewelry, including ruby and jade and karat gold. The purchase price for Temix will be approximately $18.5 million, with approximately $9.5 million being paid in cash and the remaining being paid in securities. The number of our shares to be issued will be subject to the achievement of certain revenue and net income performance targets over a three-year period. Temix was founded by Mr. Chujian Huang, who is the Chief Executive Officer of Temix and a 15-year veteran in China’s jewelry industry, particularly in the Yangtze Delta region. Mr. Huang will become a full time employee of Fuqi upon the closing of the acquisition and be responsible for managing the Temix chain. We expect the acquisition to be completed in latter part of the second quarter of fiscal 2008. The acquisition is subject to execution of a definitive agreement and various closing conditions contained therein, including receiving certain regulatory approvals.

We anticipate this addition to our existing wholesale business represents a strategic opportunity for us to further penetrate an attractive consumer demographic, diversify our business operations, improve our sales and margin performance and expand our presence at the retail level. Temix is a well-known, young, white collar brand in Beijing and Shanghai and we believe that we can strengthen the performance at each outlet by better capitalizing Temix counters and stores to ensure they have an appropriate level of inventory, a mix of fashionable jewelry designs and strong brand promotion.

Initial Public Offering

On October 23, 2007, we completed our initial public offering of 7,033,816 shares of common stock at a per share price of $9.00. On October 25, 2007, the underwriters elected to fully exercise their over-allotment option to purchase an additional 1,055,072 shares of our common stock. In total, including the over-allotment shares, we sold 8,088,888 shares of our common stock at $9.00 per share. The shares offered were listed and traded on the NASDAQ Global Market under the ticker symbol “FUQI”. After underwriting discounts and commissions and offering costs, we received net proceeds of approximately $67.0 million. The proceeds were intended for use for general corporate purposes, including expansion of our retail operations, enhancement of our product lines, and for general working capital purposes.

Reverse Stock Split

On August 23, 2007, our Board of Directors unanimously authorized a 1.69-to-1 reverse stock split of our common stock. The reverse stock split became effective on October 22, 2007. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively.

Corporate History

We operate through our wholly-owned subsidiary Fuqi International Holdings Co., Ltd., a British Virgin Islands corporation (“Fuqi BVI”) and its wholly-owned subsidiary, Shenzhen Fuqi Jewelry Co., Ltd., (“Fuqi China”) a company established under the laws of the People’s Republic of China. Our company’s principal office is in the city of Shenzhen, in southern China, where we have a large-scale production base that includes a modern factory of more than 53,000 square feet, a dedicated senior design, sales and marketing team, and approximately 540 employees, including approximately 350 company-trained production workers and 60 production trainees. We believe our current facilities provide adequate space for our planned expansion of our production lines, which will include diamond and other finished gemstone jewelry.

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

Currency Reporting

Amounts reported are stated in U.S. Dollars, unless stated otherwise. Our functional currency is the RMB. Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the consolidated financial statements, the consolidated balance sheets of our company have been translated into U.S. dollars at the current rates as of the end of the respective periods and the consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the statements of income and comprehensive income and as a separate component of statements of stockholders’ equity.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt in the past.

Inventory

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories assessing slow-moving and ongoing products. Our products contain gold and platinum material which will not become obsolete and accordingly we do not make any reserve for slow-moving and obsolete inventory.

Taxation

We are incorporated in the State of Delaware, and our wholly owned subsidiary, Fuqi BVI, is a British Virgin Islands company. We are subject to franchise taxes in Delaware and U.S. federal income taxes, but we are not currently generating any taxable operating income. We are not subject to taxation in the British Virgin Islands. Fuqi BVI’s wholly-owned subsidiary, Fuqi China, is a PRC company.

Under current tax laws in China, the usual statutory income tax rate applicable to PRC companies is 33%. Fuqi China currently enjoys a reduced enterprise income tax rate of 15%, which is granted to all enterprises operating in the Shenzhen Special Economic Zone. Prior to 2006, we were under the preferential income tax rate of 7.5% in 2005, due to our status of being a new business. That status expired effective January 1, 2006. Our effective income tax rates for the years ended December 31, 2007, 2006 and 2005 were 13.4%, 14.7% and 7.8%, respectively.

On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law will become effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We anticipate that as a result of the new EIT law, our income tax provision will increase, which could adversely affect our financial condition and results of operations. We had enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

We are also subject to a 5% business tax on our design fees and a 17% value added tax on the processing fee. The 5% business tax is borne by us while the 17% value added tax is a component of the prices that we charge our customers. The sum of the design fee, processing fee, and the market price of raw materials used to manufacture our products is the wholesale price at which we sell our products. We treat the business tax as a sales-related expense and thus report it under selling and marketing in our statements of income.

From the inception of Fuqi China in 2001 to December 31, 2006, we failed to report a cumulative amount of approximately $26 million in cash revenues related to design fees. As of December 31, 2006, we had an accrual of approximately $3.8 million in tax liabilities representing business tax and fees of 5.2% and income tax on the unreported design revenues since inception and an accrual of approximately $1.1 million in estimated penalties. In April 2006, the Shenzhen local tax department levied a $1.8 million assessment against us for unpaid business taxes, fees, and income taxes related to these unreported cash revenues up to the period from inception to December 31, 2005. The assessment was originally due at the end of April 2006 and subject to 0.05% per day of interest and penalties thereafter. On April 28, 2006, we filed for an extension of the deadline to remit these outstanding taxes payable to December 20, 2006, and the extension request was approved by the tax department in July 2006. On December 28, 2006, Shenzhen City Tax Bureau granted a further extension to us from December 20, 2006 to April 25, 2007.

On April 25, 2007, we appointed a registered tax agent to apply on behalf of our company for a special reduction or exemption for the unpaid tax liabilities for the period from inception to December 31, 2006. On May 14, 2007, we received a notice from the Shenzhen tax department accepting our application for a tax reduction or exemption and were granted an additional period to remit our outstanding tax liabilities until August 9, 2007. The tax department agreed not to assess any interest and penalties during this review process until August 9, 2007. On August 10, 2007, we received a notice from the tax department conditionally agreeing to fully exempt our tax liabilities in the amount of approximately $3 million on unreported design fee income for the period from inception of our operations in 2001 to December 31, 2006, provided that our common stock is successfully listed on a major overseas stock exchange within 180 days from the date of the tax notice. We fulfilled such condition in October 2007 and obtained acknowledgement from the Shenzhen tax department in November 2007. As a result, the accrued business and income tax liabilities, and the accrued estimated and penalties totaling $4.2 million, was reversed and recorded as non-operating income in our consolidated statement of income for the year ended December 31, 2007.

All of the design fee income for the year of 2007 has been properly reported and accounted for and has been fully paid by the tax filing deadline.

Derivative Instruments

During the forth quarter of 2007, we entered into certain gold future contracts with our supplier, Shanghai Gold Exchange. Gold futures offered by Shanghai Gold Exchange are designed for full members to hedge or to acquire inventory at a preset price. We utilized these future contracts to manage our consolidated exposure to changes in inventory values due to fluctuations in market prices and are not considered as hedges for accounting purpose. Our gold futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions have not had a material effect on our consolidated financial position, results of operations, or cash flows.

Stock-based Compensation

In accordance with SFAS No. 123R, “Share-based Payment: An amendment of FASB Statement No. 123” (“SFAS 123R”), effective January 1, 2006, we are required to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS123R. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. We did not issue any stock options in 2005 and 2006 and had no outstanding options as of December 31, 2006. On October 26, 2007, we granted options to purchase a total of 1,320,000 shares of our common stock to two executives and four directors. We expect these options to be fully vested and therefore did not account for any forfeiture as the vesting periods of these options are relatively short. We use the Black-Scholes option-pricing model to value stock option awards and expensed the stock-based compensation based on the vesting periods.

Results of Operations

The following table sets forth certain financial information from our audited consolidated statements of income expressed as a percentage of revenues and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2007	2006	2005
Net sales	100.00%	100.00%	100.00%

Cost of sales	88.65%	90.49%	89.51%

Gross profit	11.35%	9.51%	10.49%

Operating expenses:
Selling and marketing	0.76%	0.53%	0.86%
General and administrative	2.01%	0.86%	0.92%

Total operating expenses	2.77%	1.39%	1.78%

Income from operations	8.58%	8.12%	8.71%

Other income (expense), net	2.15%	-0.77%	-0.69%

Income before provision for income taxes	10.73%	7.35%	8.02%

Provision for income taxes	1.44%	1.08%	0.62%

Net income	9.29%	6.27%	7.40%

Year Ended December 31, 2007 and 2006

Net sales

Net sales, which consist of gross sales net of returns, for the year ended December 31, 2007 increased to $146 million, an increase of $54 million, or 59%, from net sales of $92 million for the year ended December 31, 2006. The increase was primarily attributable to a combination of an increase in both selling price and sales volume. The selling price of our jewelry products is based on the market price of the precious metals (e.g., gold and platinum) in the periods when the products are sold. During 2007, the average price of gold and platinum increased by 9.94% and 9.33%, respectively, as compared with 2006. In addition, there was an increase of 34% in sales volume from approximately 4.4 tons for 2006 to 5.9 tons for 2007 as result of increase in jewelry products demand by our existing consumers and engaging of new customers. Sales volume of gold and platinum for the year ended December 31, 2007 increased by 39% and 28% to 5 tons and 736kg for 2007 from 3.6 tons and 573kg for 2006, respectively.

Net sales for the years ended December 31, 2007 and 2006 were comprised of the following:

	Years Ended December 31,
	2007		2006
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$30.9	21.2%	$21.0	22.7%
Gold	81.0	55.8	43.6	47.2
K-gold and Studded Jewelry	33.7	23.0	27.8	30.1
Total	$145.6	100.0%	$92.4	100.0%

Cost of sales

Cost of sales is mainly comprised of costs of raw materials, primarily gold and platinum, in addition to direct manufacturing costs and factory overhead. Cost of sales for the year ended December 31, 2007 increased to $129 million, an increase of $45 million, or 54%, from $84 million for the same period in 2006. The increase in cost of sales, which was consistent with the increase in net sales, was primarily due to an increase in the cost of raw materials, which resulted from the increase in sales volume for the year ended December 31, 2007.

Gross profit
Gross profit for the year ended December 31, 2007 increased to $16.5 million, an increase of $7.7 million, or 88%, from $8.8 million for 2006. Gross profit margin increased to 11.3% for year ended December 31, 2007, compared to 9.5% for the same period in 2006. The increase in profit margin was primarily derived from a general increase in the design fees of our products, which resulted primarily from an increase in design styles, an increase in brand awareness, and our receipt of various national awards during the year ended December 31, 2007, partially offset by a slight decrease in profit margin during the fourth quarter of 2007, which was primarily related to a limited-time, promotional discount on our design fees and a fluctuation the price of raw materials. We hope that our gross margin increases in 2008 as we continue to expand our retail operations, including our proposed acquisition of Temix’s 50 retail stores, which is expected to close in the latter part of the second quarter of 2008. There can be no guarantee that the proposed acquisition of Temix will close or that we will experience an increase in margins.

Selling and marketing expenses

Selling and marketing expenses are primarily comprised of business taxes, advertising expenses, traveling expenses, production costs of marketing materials, insurance, and delivery expenses. Selling and marketing expenses for the year ended December 31, 2007 were approximately $1.1 million, an increase of $0.6 million, or 124%, from $0.5 million for 2006. Selling and marketing expenses were 0.76% of net sales for the year ended December 31, 2007 compared to 0.53% for the prior year. The slight increase in selling and marketing expenses as a percentage of net sales was primarily due to our extended advertising campaign during Chinese New Year in 2007, an increase in utility cost, higher insurance premium for product delivery, and an increase in retail related expenses.

General and administrative expenses

General and administrative expenses consist primarily of payroll expenses, benefits and travel expenses for our staff, professional fees including audit, accounting, legal and financial advisory, depreciation expenses, and general office expenses. General and administrative expenses for the year ended December 31, 2007 were $2.9 million, an increase of $2.1 million, or 263%, from $0.8 million for 2006. General and administrative expenses were 2.01% of net sales for the year ended December 31, 2007 compared to 0.86% for the prior year. The increase as a percentage of revenue was primarily due to an increase of legal and professional fees incurred as a result of being a publicly reporting company in the United States, expenses related to options granted, and increased salaries to certain executives under the employment agreements executed in October 2007. We anticipate general and administrative expense to increase in 2008 due to a full year effect of stock based compensation and compensation cost for our management executives and increase number of staff to support of our retail strategy.

Other income (expense), net

Other income, net was $3.1 million of income in 2007 compared to $0.7 million of expense in 2006. The increase was a result of the exemption of tax liabilities and estimated penalty payable of $4.2 million. See the section entitled “Taxation,” above, for additional information.

Provision for income tax

Provision for income tax expense was approximately $2.1 million for the year ended December 31, 2007, an increase of $1.1 million, or 111%, from approximately $995,000 for 2006. The increase was primarily due to an increase in the taxable income for the year ended December 31, 2007.

Net income

As a result of the foregoing, net income increased to $13.5 million in 2007, an increase of 133% from $5.8 million in 2006.

Years Ended December 31, 2006 and 2005

Net sales

Net sales for the year ended December 31, 2006 increased to $92.4 million, an increase of $19.8 million, or 27.3%, compared to net sales of $72.6 million for the year ended December 31, 2005. The increase in net sales was primarily the result of an increase in our prices, which was the result of an increase in the price of precious metals, and a change in product mix. We sold more platinum jewelry during the year ended December 31, 2006 as compared to 2005.

Net sales for the years ended December 31, 2006 and 2005 were comprised of the following:

	Years Ended December 31,
	2006		2005
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$21.0	22.7%	$13.2	18.2%
Gold	43.6	47.2	34.9	48.1
K-gold and Studded Jewelry	27.8	30.1	24.5	33.7
Total	$92.4	100.0%	$72.6	100.0%

Cost of sales

Cost of sales for the year ended December 31, 2006 increased to $83.6 million, an increase of $18.6 million, or 28.6%, compared to cost of sales of $65.0 million for the year 2005. The increase was primarily due to the increase in net sales for year ended December 31, 2006, with the percentage increase in cost of sales in line with the increase in net sales. The small difference in the percentage change was mainly due to increased labor costs required for processing platinum.

Gross profit

Gross profit for the year ended December 31, 2006 increased to $8.8 million, an increase of $1.2 million, or 15.8%, compared to $7.6 million for the same period in 2005. The increase in gross profit resulted primarily from the increase in net sales, which resulted from an increase in precious metal prices. However, gross profit margin decreased to 9.5% for year ended December 31, 2006, compared to 10.5% for the same period in 2005. Gross profit as a percentage of net sales for 2006 decreased by 0.98 basis points from 10.49% for 2005 to 9.51%. The decrease in gross profit margin was mainly attributable to our decision to reduce prices in the third quarter of 2006 in an effort to attract more sales.

Selling and marketing expenses

Selling and marketing expenses for the year ended December 31, 2006 were $490,000, a decrease of $134,000, or 21.5%, as compared to $624,000 for the year ended December 31, 2005. Selling and marketing expenses were 0.53% of revenues for the year ended December 31, 2006 compared to 0.86% for the prior year. The decrease in selling and marketing expenses was primarily due to our more targeted and focused marketing efforts in 2006.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2006 were $793,000, an increase of $122,000, or 18.2%, as compared to $671,000 for the same period in 2005. The increase in general and administrative expenses was mainly due to costs and fees incurred in connection with the Reverse Merger between Fuqi BVI and the predecessor of our current Delaware-incorporated holding company. General and administrative expenses were 0.86% of revenues for the year ended December 31, 2006 compared to 0.92%for the prior year. The slight decrease in percentage of general and administrative expenses was mainly due to the fact that the overall costs increased at the lower rate than that of sales.

Other income (expense), net

Other income (expense), net was approximately $717,000 of expense in 2006 compared to approximately $499,000 of expense in 2005. The increase in expense was primarily a result of an increase of interest expenses by approximately $301,000, or 60.4%, from year 2005 as a result of an increase in interest rates for short term bank financing for the year ended December 31, 2006.

Provision of income tax

Provision for income tax expense was approximately $995,000 for the year ended December 31, 2006, an increase of $543,000, or 120%, as compared to approximately $452,000 for the same period in 2005. The increase was primarily due to the increase in our operating income for the year ended December 31, 2006.

Net income

As a result of the foregoing, net income increased to $5.79 million in 2006, an increase of $0.4 million, or 7.4%, from $5.37 million in 2005.

Quarterly Comparisons

The following table presents the unaudited consolidated statements of income data for each of eight fiscal quarters through December 31, 2007, in dollars. The first quarter is from January 1 to March 31, the second quarter is from April 1 to June 30, the third quarter is from July 1 to September 30, and the fourth quarter is from October 1 to December 31. In management’s opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the quarters presented. The results of operations for any quarter are not necessarily indicative of results that we might achieve for any subsequent periods. In addition, our operating results have in the past and may in the future fluctuate significantly as a result of many factors, including the seasonality of our business and the unpredictable fluctuation of prices of precious metals. Consequently, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful, and as a result, you should not rely on them as an indication of future performance.

	Fiscal Year 2007				Fiscal Year 2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(in thousands, except for per share data)
Net sales	$55,070	$36,248	$26,281	$27,960	$24,802	$19,083	$24,220	$24,304

Gross profit	5,820	4,477	3,053	3,164	2,934	1,426	1,213	3,217

Net profit	7,413	2,730	1,489	1,883	2,102	905	514	2,274

Earnings per share - basic	0.39	0.21	0.12	0.15	0.18	0.08	0.05	0.20

Earnings per share - diluted	0.39	0.21	0.10	0.12	0.15	0.08	0.05	0.20

Liquidity and Capital Resources

At December 31, 2007, we had retained earnings of $16.8 million and cash and cash equivalents of $63 million. A substantial majority of our cash was derived from our initial public offering of a total of 8,088,888 shares of our common stock at $9.00 per share in October 2007. We intend to use such capital funding for expanding and financing our retail distribution, enhancing our product lines, and for general working capital for our retail operations. In connection with the intended acquisition of Temix, we paid approximately $685,000 in 2007 as deposit for such acquisition, which we have recorded in prepaid expenses and other assets in our consolidated balance sheet as of December 31, 2007. We anticipate paying an additional $8.7 million, of the $16.5 million total consideration, in cash to acquire Temix. We expect to close the acquisition, and pay the additional cash consideration, in the latter part of the second quarter of 2008. In 2008, we plan to open a total of 60 to 80 retail counters and 8 to 10 retail stores. Our retail operations are discussed more fully below under the caption “Retail Operations.”

At December 31, 2007, we had working capital of $95.6 million and no long term liabilities. Except for cash and cash equivalents, a majority of our net working capital consisted of inventory and accounts receivable, both of which increased by 389% and 155%, respectively, as of December 31, 2007 as compared to December 31, 2006. Increase in inventory was a result of significant purchases of raw materials of precious metals incurred towards the end of 2007 upon receipt of capital funding from the public offering in October 2007. We do not conduct any trading of our raw materials of precious metals. Substantial increase of inventory was used for expanding our sales capabilities by accepting larger sales orders from our customers during the peak holiday season. Increases in accounts receivable was attributable to substantial increase in revenue generated in November and December, which is the beginning of our traditional peak season, and extending credit terms to some of our customers with high credit standings. We typically offer certain of our customers 30-days credit terms for payment. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation.

We had outstanding facility lines of credit and short-term notes payables with banks in an aggregate amount of $17.1million, consisting of $15.7 million in short-term notes payable to banks and $1.37 million in facility lines of credit. Our loans are secured by inventory, real property and/or guaranteed by our affiliates and our controlling stockholder.

We have a general banking facility line of credit with Agricultural Bank of China pursuant to a Maximum Banking Facility Agreement dated August 24, 2006 which was renewed in September 2007. The terms of the agreement enable us to borrow up to a maximum facility amount of $13.7 million. Maturity dates for each withdrawal typically range from three to six months and are agreed to by the parties at the time of withdrawal. We executed notes payable with this bank under this facility line with terms ranging from five months to one year. As of December 31, 2007, we had $13.7 million outstanding under the facility, with interest rates ranging from 6.732% to 8.019%. In addition, we have a line of credit and a bank loan from China Construction Bank and DBS Bank. As of December 31 2007, we had a total of $3.4 million outstanding with interest rates ranging from 6.732% to 7.776% from the DBS Bank line of credit and a bank loan from China Construction Bank. Amounts borrowed under the banking facility lines of credit and short-term notes payable are secured by our inventory, real property, and/or guaranteed by our affiliates and our controlling stockholder and have certain restrictions and covenants. We do not guarantee any indebtedness of our affiliates. The amounts outstanding under these lines of credit and short-term notes payable are presented in our financial statements as notes payable and line of credit.

Prior to the Reverse Merger, our then sole stockholder, Mr. Yu Kwai Chong, who is also our President, Chief Executive Officer and Chairman of the Board, made loans to us on a regular basis to meet short term financing needs of our company. Typically, these advances were in amounts ranging from $30,000 to $5.5 million, with no more than $10.0 million outstanding at any time. We did not pay interest on any of these advances. During the same period, Mr. Chong borrowed from our company primarily to fund personal liquidity needs. Since the closing of the Reverse Merger, at which time Mr. Chong ceased to be our sole stockholder, we have not engaged in any cash advance transactions with Mr. Chong and will not engage in these transactions in the future. Prior to the Reverse Merger, effective in November 2006, we paid dividends to our then sole stockholder, Mr. Chong. During the years ended December 31, 2007, 2006, and 2005, we paid cash dividends of $0, $2.7 million, and $5.4 million, respectively, to Mr. Chong. We currently have no intention to declare further dividends in the foreseeable future. Payment of dividends is further restricted under the provisions of our existing loan agreements.

On our consolidated statements of cash flows, we recorded advances by Mr. Chong to us and related repayments to him as financing activities, and advances by us to Mr. Chong and related repayments by him as investing activities. Advances and repayments were not subject to written loan agreements; the advances were partially repaid within three months while the remaining portions were repaid over three months. In accordance with SFAS 95, we present the gross amounts of the advances and repayments in our consolidated statements of cash flows.

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

We expect to expend significant resources to commence our planned retail distribution of our manufactured jewelry in China. We will require substantial funds in order to finance our planned retail distribution, fund operating expenses, to develop manufacturing, marketing and sales capabilities and to cover public company costs. In addition to the funds required to open retail locations, additional working capital will be needed to operate retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores. We also expect to require substantial funds to change our product mix to include more platinum products. Without these funds, we may not be able to meet these goals. Also, we expect our general and administrative costs to substantially increase due to higher salaries to be paid to our executive officers further to employment agreements.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Net cash (used for) provided by operating activities	$(21,737)	$4,037	$3,202
Net cash (used for) provided by investing activities	(768)	9,613	(17,928)
Net cash provided by (used for) financing activities	71,082	(595)	14,622
Effect of exchange rate changes on cash	1,362	229	(81)
Net increase (decrease) in cash	$49,939	$13,284	$(185)
Cash at beginning of year	13,355	71	256
Cash at end of year	$63,294	$13,355	$71

Net cash (used for) provided by operating activities. Net cash used for operating activities was $21.7 million for the year ended December 31, 2007, compared to net cash provided by operations of $4.0 million for the same period in 2006. The $25.7 million decrease was primarily due to an increase in inventory in the amount of $22.2 million during the year ended December 31, 2007 compared to an increase of $109,000 during the same period in 2006, in addition to an increase of accounts receivable in the amount of $13.6 million during the year 2007 compared to an increase of $1.96 million in the same period in 2006.

Net cash provided by operating activities was $4.0 million for the year ended December 31, 2006, compared to net cash provided by operations of $3.2 million for the same period in 2005. Net cash provided increased by $0.8 million primarily because of (i) the utilization of VAT refundable of $0.4 million, (ii) increase in inventory of $0.1 million and (iii) recovery of inventory loan receivable of $0.7 million, in addition to a change in prepaid expenses.

Net cash (used for) provided by investing activities. Net cash used for investing activities amounted to approximately $768,000 for the year ended December 31, 2007, compared to net cash provided by investing activities of $9.6 million for the year ended December 31, 2006. The change was due to an increase in restricted cash of approximately $395,000, in addition to the absence of loans and related repayments between our controlling stockholder and us, as had occurred during the year of 2006.

Net cash provided by investing activities amounted to $9.6 million for the year ended December 31, 2006, compared to net cash used for investing activities of $17.9 million for the year ended December 31, 2005. The change was due to a net repayment of $6.9 million (the amount of repayments over advances) in 2006 by our majority stockholder, Mr. Yu Kwai Chong, compared to a net advance of $14.4 million (the amount of advances over repayments) to this stockholder in 2005.

Net cash provided by (used for) financing activities. Net cash provided by financing activities amounted to $71 million for the year ended December 31, 2007, compared to net cash used for financing activities of $595,000 for the same period of 2006. The increase of cash provided was primarily a result of net proceeds of $67 million raised from the initial public offering of 8,088,888 shares of our common stock, in addition to net proceeds of $2.8 million from the exercise of warrants that occurred during the second quarter of 2007.

Net cash used for financing activities amounted to $595,000 for the year ended December 31, 2006, compared to net cash provided by financing activities of $14.6 million for the year ended December 31, 2005. The change was primarily a result of our use of short-term and long-term bank financing in a total amount of $8.8 million in 2005. In addition, we borrowed a net amount of $415,000 from Mr. Yu Kwai Chong in 2006 compared to $0 in 2005. We also received $4.8 million in capital contributions from Mr. Chong in 2005 compared to $0 in 2006.

Contractual obligations

The following table describes our contractual commitments and obligations as of December 31, 2007:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Short-term borrowings	$17,112,504	$17,112,504	$—	$—	$—
Lease of Plant & Office	$323,865	$131,850	$192,015	$—	$—
Lease of Staff Dormitory	$8,721	$8,721	—	—	—
	$17,445,090	$17,253,075	$192,015	$—	$—

Employment Agreements of Executive Officers and New Labor Contract Law

In October 2007, we entered into three-year employment contracts with our five executive officers each of which includes a fixed amount of annual salary and stock options to purchase the Company’s common stock. Details of each executive officer can be found herein in Part III, Item 11.

Effective January 1, 2008, PRC introduced a new labor contract law that enhances rights for the nation's workers, including open-ended work contracts and severance pay. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with short-term contracts become full-time employees with lifetime benefits after a short-term contract is renewed twice. Although the new labor contract law would increase our labor costs, we do not anticipate there will be significantly affect on our overall profitability in the near future since such amount was historically not material to our operating cost. Management anticipates this may be a step toward improving candidate retention for skilled workers.

Retail Operations

In April 2007, we entered into a transfer agreement with an unrelated party (the “Transferor”), which has operation agreements with department stores for five jewelry retail counters. Under the terms of the agreement, the Transferor agreed to assign all of the operation rights to us for a fee of $400,000, which was payable in three separate installments. On October 28, 2007, after the Transferor was not able to complete the transfer of the counters, we entered into a cancellation agreement with the Transferor to terminate the transfer transaction as of November 30, 2007. Prior to the termination of the transfer, we had obtained temporary operation rights from the Transferor to operate these counters, and revenue derived from these five retail counters from the period of May to November 2007 amounted to $937,000. Pursuant to the cancellation agreement, we were not obligated to pay the $400,000 transfer fee of $400,000. All the inventory remained in the five counter stores at the last day of the operation was sold to the Transferor based on the pre-determined price. As of December 31, 2007, the outstanding balance due to the Transferor was approximately $204,000.

Subsequent to the cancellation agreement, in November 2007, we entered into one-year operating agreements to operate 6 retail jewelry counters at two department stores located in the Shenyang region. We agreed to pay the department stores a commission fee ranging 4.5% to 8% based on types of jewelry sales generated in these jewelry counters. Fees paid to the two department stores totaled $20,669 in 2007 and are included in cost of sales expenses. We recognize revenues when the titles of the merchandises are transferred to the ultimate consumers. Sales generated from counters in these two department stores totaled $308,000 for the year ended December 31, 2007.

Seasonality

Our business is seasonal in nature. Our sales and net income are generally higher in the fourth calendar quarter than the rest of the year. The primary factors that affect the seasonal changes in our business operations are holidays and traditional Chinese festivals. In the fourth quarter, retailers often experience increased sales due to the week-long public holiday for Chinese National Day, as well as Christmas and New Year’s Day. In addition, jewelry retailers commonly stock up from wholesalers in the fourth quarter to prepare for potentially higher sales in the following quarter for Chinese New Year. This quarter is also a peak season for marriages and the birth of newborns in China, which have historically resulted in higher sales. This seasonal trend in our business would slightly shift in line with the gap between calendar quarter and lunar quarter and occurred during 2004 and 2005. However, there was a slight variation during 2006. Because of rising precious metal prices in the fourth quarter of 2006, many customers delayed their orders until the first quarter of 2007, resulting in lower-than-expected sales volume in the fourth quarter of 2006, and higher than expected sales in the first quarter of 2007. We experienced increased sales in the fourth quarter of 2007.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Fuqi China, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 8.26% from 1:8.27 on July 21, 2005 to 1:7.3046 on December 31, 2007. In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 8.1963 for 2005, 7.959 for 2006 and 7.587 for 2007. Our operating results in 2005, 2006 and 2007 have benefited as a result of appreciation of the RMB against the U.S. dollar. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the FASB to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement and does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may not have significant effects on our financial statements.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R) . This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 9.93% appreciation of the RMB against the U.S. dollar from July 21, 2005 to December 31, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuation of the exchange rate of RMB against the U.S. dollar. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the dollar could negatively impact our results of operations.

Interest Rate Risk

As of December 31, 2007, we had $17.1 million outstanding under short term credit facilities from banks, with interest rates ranging from 6.732% to 8.02%. As all of these borrowings are short term borrowings, we believe our exposure to interest rate risk is not material. We do not use any derivative financial instruments to manage interest rate risks.

Inflation

According to the National Bureau of Statistics of China, the inflation rate in China reached a high point of 4.8% in 2007 as compared to the past several years. The inflation rate in China was 1.8% in 2005 and 1.5% in 2006. The inflation rate is expected to continue to increase in 2008. Many of our operating expenses were increased and are also expected to increase with inflation. In management's opinion, changes in revenues, net earnings and inventory valuation that have resulted from inflation and changing prices have not been material during the years presented. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors within China.

Commodity Price Sensitivity

We are exposed to market risk in connection with our inventory balances, which are comprised primarily of gold, platinum and jewelry made from gold and platinum. Our inventories are stated at the lower of cost or market using the first in first out method. If there is a downward change in the market price of gold, we are required to mark-down the value of our inventory and record a loss in our statement of income. We have not ever experienced any significant losses due to changes in the market price of gold or platinum because the prices of gold and platinum have generally risen since our inception. We cannot predict the extent to which high raw material price levels will continue in the future. We do not have any long-term raw material purchase contracts.

In attempt to protect us against price increases of precious metals, we, in December 2007, entered into future purchase contracts with our supplier, the Shanghai Gold Exchange, to purchase raw material of gold. As of December 31, 2007, the fair value of the future gold contracts outstanding was approximately $498,000 which was recorded as prepaid expenses. The change of its fair value of $79,000 was classified as miscellaneous income in the accompanying consolidated statements of income. The future contract was subsequently settled in January 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

A significant deficiency (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. The following significant deficiencies have been identified and included in our management’s assessment as of December 31, 2007:

1.
We did not maintain effective controls over the financial closing process to ensure the accurate and timely preparation of local financial statements and financial data which is necessary for preparation of consolidated financial statements due to an insufficient complement of local financial and accounting staffs who are knowledgeable of local accounting rules to support the size of our company’s current organizational structure; and

2.
We did not maintain effective internal audit function due to the lack of qualified internal auditors who are familiar with internal audit, and we did not implement adequate and proper supervisory review to ensure that the significant internal control deficiencies can be detected or prevented.

3.
Our independent auditors, Stonefield Josephson, Inc., identified that our accounting on certain significant transactions were incorrectly calculated or incorrectly recorded. During the course of the audit field work, our independent auditors discovered these errors. The independent auditors discussed these matters with our Chief Financial Officer, and we subsequently reevaluated the transactions and recorded the necessary adjustments. The auditors believe that these adjustments reflected significant deficiencies in our internal controls over accounting and financial reporting.

Our management believes that none of these internal control deficiencies are identified as material weakness or has had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2007 to contain a material misstatement.

This annual report on Form 10-K does not include an attestation report of our registered independent public accounting firm regarding management's assessment of our internal control over financial reporting. Management's report was not subject to audit by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Beginning with the year ended December 31, 2008, Section 404 of the Sarbanes-Oxley Act will require our independent registered public accounting firm to provide an attestation report regarding management's assessment of our internal control over financial reporting as of the end of our fiscal year ended December 31, 2008 with our annual report on Form 10-K.

Remediation Measures of Significant Deficiencies

To remediate the first identified significant deficiency, we, in connection with the preparation of our annual report for 2007, implemented additional controls to accurately and consistently identify required adjustments through period-end account analysis and detailed reconciliation processes. We improved our closing process and we hired a US qualified accountant in January 2008 with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules, which will enhance the supervision control over financial data prepared by local financial and accounting staffs.

In addition, since 2007, our management has or plans to implement the measures described below under the supervision and guidance of our audit committee to remediate such ineffectiveness and to strengthen our internal controls over financial reporting. As of the date of the filing, our management has implemented, or is in the process of implementing, the following measures:

1.	We increased the level of interaction among our management, audit committee, independent auditors and other external advisors;

2.	We recruited a Financial Controller, who will commence work in the latter part of the second quarter of 2008, to enhance financial reporting function of China operation;

3.	We evaluated the sufficiency of local financial and accounting staff, and, based on that evaluation, we hired and continue to hire additional accounting staff;

4.	We plan to re-evaluate the sufficiency of local financial and accounting staff upon the completion of our intended acquisition in retail business in 2008;

5.	We are in the process of enhancing training programs on accounting principles and procedures for our existing staffs;

6.	We are in the process of standardizing the monthly and quarterly data collection timetable and procedures, and assigning data collection responsibilities to designated personnel;

7.	We are in the process of negotiating with a professional advisory firm on outsourcing part of our internal audit function;

8.	We are negotiating employment terms with an internal audit staff accountant to assist us improve our internal audit function; and

9.
We are in the process of recruiting a qualified and experienced internal auditor to implement the internal audit function, and we plan to provide additional training to this internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

We believe that we are taking the steps necessary for remediation of the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate

Changes in Internal Controls over Financial Reporting

Other than the remediation measures we have been taking, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 10, 2007, we entered into a lease agreement for a 400-square-feet corporate office in San Jose, California. This office lease has a term of two years, expiring in October 2009. Monthly rent for this lease is $720. A copy of the lease is attached hereto as Exhibit 10.16.

On February 20, 2008, we entered into a lease agreement for 817 square-feet of office space located in Hong Kong. The lease commenced on March 3, 2008 and expires on February 28, 2010. Monthly base rent is approximately $1,470, in addition to other monthly charges equal to approximately $373. A copy of the lease is attached hereto as Exhibit 10.17.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2. Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page F-25 of the Financial Statements of this annual report on Form 10-K.

3. Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on March 28, 2008.

FUQI INTERNATIONAL, INC.

By:	/s/ Yu Kwai Chong
Name Yu Kwai Chong
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yu Kwai Chong	Chief Executive Officer and President (Principal Executive Officer)	March 28, 2008
Yu Kwai Chong

/s/ Ching Wan Wong	Chief Financial Officer and Director (Principal Financial Officer and Accounting Officer)	March 28, 2008
Ching Wan Wong

/s/ Lie Xi Zhuang	Chief Operating Officer and Director	March 28, 2008
Lie Xi Zhuang

/s/ Hon. Lily Lee Chen	Director	March 28, 2008
Hon. Lily Lee Chen

/s/ Eileen B. Brody	Director	March 28, 2008
Eileen B. Brody

/s/ Victor A. Hollander	Director	March 28, 2008
Victor A. Hollander

/s/ Jeff Haiyong Liu	Director	March 28, 2008
Jeff Haiyong Liu

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Share Exchange Agreement dated November 20, 2006 by and between Fuqi International, Inc., a Delaware corporation (f/k/a VT Marketing Services, Inc.) (the “Registrant”) and Fuqi International Holdings Ltd., a British Virgin Islands company (incorporated by reference from Exhibit 2.1 to the Registrant’s Form 10 filed with the Securities and Exchange Commission on December 29, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10 filed with the Securities and Exchange Commission on December 29, 2006).

3.1(a)
Amendment of the Certificate of Incorporation of the Registrant dated February 21, 2007 to increase authorized shares (incorporated by reference from Exhibit 3.1(a) to the Registrant’s Form S-1/A (file no. 333-144290) filed with the Securities and Exchange Commission on August 28, 2007).

3.2	Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Form 10 filed with the Securities and Exchange Commission on December 29, 2006).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Form S-1/A (file no. 333-144290) filed with the Securities and Exchange Commission on July 2, 2007).

10.1	Plan Warrant Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10 filed with the Securities and Exchange Commission on December 29, 2006).

10.2	2006 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10 filed with the Securities and Exchange Commission on December 29, 2006).

10.3	Real Property Lease dated May 8, 2005 (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10 filed with the Securities and Exchange Commission on December 29, 2006).

10.4
Employment Agreement dated August 30, 2007 entered into by and between the Company and Yu Kwai Chong (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2007).

10.5
Employment Agreement dated August 30, 2007 entered into by and between the Company and Ching Wan Wong (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2007).

10.6
Employment Agreement dated August 30, 2007 entered into by and between the Company and Lie Xi Zhuang (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2007).

10.7
Employment Agreement dated August 30, 2007 entered into by and between the Company and Heung Sang Fong (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2007).

10.8
Employment Agreement dated August 30, 2007 entered into by and between the Company and Xi Zhou Zhuo (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 6, 2007).

10.9
Registration Rights Agreement dated September 18, 2007 entered into by and between the Company and Bay Peak, LLC (incorporated by reference from Exhibit 10.9 to the Registrant’s Form S-1/A (file no. 333-144290) filed with the Securities and Exchange Commission on October 2, 2007).

10.10
Maximum General Facility Agreement dated September 27, 2007 entered into by and between the Company and Agriculture Bank of China (incorporated by reference from Exhibit 10.10 to the Registrant’s Form S-1/A (file no. 333-144290) filed with the Securities and Exchange Commission on October 2, 2007).

10.11	2007 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 to the Registrant’s Form S-1/A (file no. 333-144290) filed with the Securities and Exchange Commission on August 28, 2007).

Exhibit Number	Description of Exhibit
10.12
Form of Notice of Grant of Stock Option for the 2007 Equity Incentive Plan (incorporated by reference from Exhibit 99.2 to the Registrant’s Form S-1/A (file no. 333-144290) filed with the Securities and Exchange Commission on August 28, 2007).

10.13
Form of Stock Option Agreement (including Addendum) for the 2007 Equity Incentive Plan (incorporated by reference from Exhibit 99.3 to the Registrant’s Form S-1/A (file no. 333-144290) filed with the Securities and Exchange Commission on August 28, 2007).

10.14
Form of Stock Issuance Agreement (including Addendum) for the 2007 Equity Incentive Plan (incorporated by reference from Exhibit 99.4 to the Registrant’s Form S-1/A (file no. 333-144290) filed with the Securities and Exchange Commission on August 28, 2007).

10.15
Form of Stock Purchase Agreement (including Addendum) for the 2007 Equity Incentive Plan (incorporated by reference from Exhibit 99.5 to the Registrant’s Form S-1/A (file no. 333-144290) filed with the Securities and Exchange Commission on August 28, 2007).

10.16	Lease agreement dated October 10, 2007 for office space in San Jose, California.

10.17	Lease agreement dated February 20, 2008 for office space in Hong Kong.

21.1	List of Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10 filed with the Securities and Exchange Commission on December 29, 2006).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FUQI INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Fuqi International, Inc.
Shenzhen, China

We have audited the accompanying consolidated balance sheets of Fuqi International, Inc. and subsidiaries as of December 31, 2007, and 2006 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed on page F-25. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuqi International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Stonefield Josephson, Inc.

Wanchai, Hong Kong
March 27, 2008

FUQI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash	$63,293,653	$13,354,981
Restricted cash	410,700	-
Accounts receivable, net of allowance for doubtful accounts of $470,000 and $195,000 for 2007 and 2006	23,864,141	9,363,397
Refundable value added taxes	2,094,946	-
Inventories	29,639,236	6,066,213
Prepaid expenses and other current assets	1,700,432	89,362
Deposits related to borrowings on notes payable/ long term debt	-	736,358
Deferred taxes	79,402	29,198
Total current assets	121,082,510	29,639,509

Property, equipment, and improvements, net	1,495,861	1,354,313
Deposits	97,706	91,398
Other assets	38,513	40,122

	$122,714,590	$31,125,342
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$15,743,504	$14,086,852
Line of credit	1,369,000	-
Accounts payable and accrued liabilities	662,662	215,092
Accrued business tax	498,792	1,084,078
Accrued penalties	-	1,119,201
Accrued value added taxes	-	133,010
Customer deposits	5,278,534	1,234,424
Income tax payable	1,902,443	1,884,837
Due to stockholder	-	422,909
Total current liabilities	25,454,935	20,180,403

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized for 2007 and 75,000,000 shares authorized for 2006, shares issued and outstanding - 20,924,843 shares for 2007 and 12,257,624 shares for 2006	20,925	12,258
Additional paid in capital	77,449,355	7,212,130
Accumulated foreign currency translation adjustments	2,985,035	432,125
Retained earnings	16,804,340	3,288,426

Total stockholders' equity	97,259,655	10,944,939

	$122,714,590	$31,125,342

The accompanying notes form an integral part of these consolidated financial statements

FUQI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005

Net sales	$145,558,667	$92,408,539	$72,580,171

Cost of sales	129,044,877	83,618,526	64,963,978

Gross profit	16,513,790	8,790,013	7,616,193

Operating expenses:
Selling and marketing	1,105,168	490,191	624,131
General and administrative	2,919,140	793,453	671,191

Total operating expenses	4,024,308	1,283,644	1,295,322

Income from operations	12,489,482	7,506,369	6,320,871

Other income (expenses):
Interest expense	(1,238,505)	(798,868)	(497,901)
Interest income	166,230	69,628	-
Change of fair value of inventory loan payable	(46,083)	-	-
Exemption of tax liabilities and estimated penalty payable	4,161,533	-	-
Miscellaneous	80,307	12,564	(664)

Total other income (expenses)	3,123,482	(716,676)	(498,565)

Income before provision for income taxes	15,612,964	6,789,693	5,822,306

Provision for income taxes	2,097,050	995,462	452,538

Net income	13,515,914	5,794,231	5,369,768

Other comprehensive income - foreign currency translation adjustments	2,552,910	288,419	143,706

Comprehensive income	$16,068,824	$6,082,650	$5,513,474

Earnings per share - basic	$0.96	$0.51	$0.48

Earnings per share - diluted	$0.86	$0.50	$0.48

Weighted average number of common shares - basic	14,105,791	11,260,544	11,175,543

Weighted average number of common shares- diluted	15,627,494	11,631,549	11,175,543

The accompanying notes form an integral part of these consolidated financial statements

FUQI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance, December 31, 2004	11,175,543	$11,176	$2,398,463	$-	$285,840	$2,695,479

Capital contributions	-	-	4,819,277	-	-	4,819,277

Dividend paid	-	-	-	-	(5,421,687)	(5,421,687)

Foreign currency translation adjustments	-	-	-	143,706	-	143,706

Net income	-	-	-	-	5,369,768	5,369,768

Balance, December 31, 2005	11,175,543	11,176	7,217,740	143,706	233,921	7,606,543

Reverse acquisition of Fuqi BVI	1,082,081	1,082	(5,610)	-	-	(4,528)

Dividend paid	-	-	-	-	(2,739,726)	(2,739,726)

Foreign currency translation adjustments	-	-	-	288,419	-	288,419

Net income	-	-	-	-	5,794,231	5,794,231

Balance, December 31, 2006	12,257,624	12,258	7,212,130	432,125	3,288,426	10,944,939

Issuance of common stock related to initial public offering, net of financing cost	8,088,888	8,089	66,780,438	-	-	66,788,527

Issuance of common stock for exercise of stock warrants	578,331	578	2,754,931	-	-	2,755,509

Fair value of stock options granted to executives and directors	-	-	701,856	-	-	701,856

Foreign currency translation adjustments	-	-	-	2,552,910	-	2,552,910

Net income	-	-	-	-	13,515,914	13,515,914

Balance, December 31, 2007	20,924,843	$20,925	$77,449,355	$2,985,035	$16,804,340	$97,259,655

 The accompanying notes form an integral part of these consolidated financial statements

FUQI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

	Years Ended December 31,
	2007	2006	2005
Cash flows provided by operating activities:
Net income	$13,515,914	$5,794,231	$5,369,768
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation and amortization	326,784	326,852	239,449
Provision for bad debt	251,746	(115,592)	7,320
Stock based compensation	701,856	-	-
Exemption of tax liabilities and estimated penalty payable	(4,161,534)	-	-

Changes in operating assets and liabilities:
Accounts receivable	(13,590,622)	(1,958,441)	(2,277,877)
Refundable value added taxes	(2,153,866)	387,787	(192,867)
Inventories	(22,292,543)	(109,243)	(850,319)
Inventory loan receivable	-	697,530	(677,335)
Prepaid expenses and other current assets	(1,553,191)	(24,903)	(105,106)
Deposits - short term	757,875	(376,932)	(335,517)
Deferred taxes	(46,395)	(5,654)	(488)
Deposits related to borrowings on notes payable/ long term debt	-	(8,004)	(3,497)
Other assets	4,215	(35,504)	(3,748)
Accounts payable, accrued expenses, accrued business taxes, and accrued estimated penalties	906,006	257,800	132,890
Customer deposits	3,811,563	(1,614,529)	1,491,538
Income tax payable	1,785,619	821,571	408,461
Net cash provided by (used for) operating activities	(21,736,573)	4,036,969	3,202,672

Cash flows provided by (used for) investing activities:
Purchase of property, equipment and improvements	(373,080)	(31,873)	(838,959)
Disbursements on loans to stockholder	-	(51,529,693)	(90,007,069)
Proceeds from collections on loans to stockholder	-	58,409,847	75,644,023
Decrease (Increase) in restricted cash	(395,413)	2,764,166	(2,726,146)
Net cash (used for) provided by investing activities	(768,493)	9,612,447	(17,928,151)

FUQI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash - continued

	Year Ended December 31,
	2007	2006	2005
Cash flows provided by (used for) financing activities:
Proceeds from short-term borrowing	$1,977,066	$-	$7,572,297
Proceeds from exercise of warrants, net of financing cost	2,755,509	-	-
Proceeds from long-term debt	-	-	1,239,157
Reverse acquisition of Fuqi BVI	-	(4,528)	-
(Repayment to) loan from a related party	-	(1,005,151)	991,326
Proceeds from capital contribution	-	-	4,819,277
Issuance of common stock related to initial public offering, net of financing cost	66,788,527	-	-
Proceeds from loans borrowed from stockholder	203,506	23,545,485	-
Repayments to loans payable to stockholder	(642,295)	(23,130,562)	-
Net cash provided by (used for) financing activities	71,082,313	(594,756)	14,622,057

Effect of exchange rate changes on cash	1,361,425	228,842	(80,775)

Net increase (decrease) in cash	49,938,672	13,283,502	(184,197)

Cash, beginning of year	13,354,981	71,479	255,676

Cash, end of year	$63,293,653	$13,354,981	$71,479

Supplemental disclosure of cash flow information:

Interest paid	$1,210,667	$786,941	$476,399

Income taxes paid	$357,826	$71,479	$34,103

Non-cash activities:

Decrease in due from stockholder for dividend declared and paid	$-	$2,739,726	$5,421,687

The accompanying notes form an integral part of these consolidated financial statements

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies:

Organization, Nature of Business and Basis of Presentation

Fuqi International, Inc. (“Fuqi” or “the Company”) operate through our wholly-owned subsidiary Fuqi International Holdings Co., Ltd., a British Virgin Islands corporation (“Fuqi BVI”) and its wholly-owned subsidiary, Shenzhen Fuqi Jewelry Co., Ltd., (“Fuqi China”) a company established under the laws of the People’s Republic of China.

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

The Company currently operates in two divisions: (i) production and (ii) sales and marketing. The production division is responsible for all manufacturing of jewelry products, while the sales and marketing division is responsible for all of the selling and marketing functions of the products, including customer relationships and customer service. The Company has been selling its products to wholesalers and distributors since the inception of its operations. In April 2007, the Company began to sell its products through retail counters in department stores. The Company grants credit to the majority of its wholesale and distribution customers, which are located throughout the People’s Republic of China (“PRC”), and the Company does not generally require collateral.

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

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Currency Reporting

The Company’s operations in China use the local currency - Renminbi (“RMB”) as their functional currency whereas amounts reported in the accompanying consolidated financial statements and disclosures are stated in United States Dollars, the reporting currency of the Company, unless stated otherwise. As such, the consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of December 31, 2007 and 2006 and the consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the consolidated statements of income and comprehensive income and as a separate component of consolidated statements of stockholders’ equity.

Reverse Stock Split

On August 23, 2007, the Company’s Board of Directors unanimously authorized a 1.69-to-1 reverse stock split of the Company’s common stock. The reverse stock split became effective on October 22, 2007. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings Per Share

The basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similarly to basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In accordance with the Visitalk Plan (See Note 8), the Company issued six series of common stock purchase warrants allowing holders to purchase additional shares of common stock (“Plan Warrants”). As of December 31, 2007 and 2006, the Company had common stock equivalents of 0 and 9,968,628 shares, respectively, upon the exercise of the plan warrants. The Company delivered a notice of redemption to the warrant holders in May 2007, and all of the warrants were either exercised or redeemed and cancelled in June 2007. As of December 31, 2007 and 2006, the Company had common stock equivalents of 1,320,000 and 0, respectively, upon the exercise of the stock options which were excluded from the computation of diluted earnings per share as their effect is not dilutive. The computation of dilutive potential common shares for the periods is shown as follows:

	December 31,
	2007	2006	2005

Basic weighted average shares	14,105,791	11,260,544	11,175,543
Effect of dilutive securities	1,521,703	370,915	—
Dilutive potential common shares	15,627,494	11,631,459	11,175,543

Share-Based Payment

In accordance with SFAS No. 123R, “Share-based Payment: An amendment of FASB Statement No. 123” (“SFAS 123R”), effective January 1, 2006, the Company is required to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS123R. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. We did not issue any stock options in 2005 and 2006 and had no outstanding options as of December 31, 2006. On October 26, 2007, the Company granted options to purchase a total of 1,320,000 shares of its common stock to two executives and four directors. The Company expects these options to be fully vested and therefore did not account for any forfeiture as the vesting periods of these options are relatively short. The Company uses the Black-Scholes option-pricing model to value stock option awards and expensed the stock-based compensation based on the vesting periods.

The fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 3.8% to 4.0%, (2) an expected life of one to two years, (3) expected volatility of 28%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. Because there was no public market or trading history at the time of the grant in October 2007 and in accordance with SFAS 123R, we computed the expected volatility based on the average historical volatilities of entities in the similar industries and sizes. For the year ended December 31, 2007, approximately $702,000 was expensed related to the grant of these options.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash

For purposes of the consolidated statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company had no cash equivalents at December 31, 2007 and 2006. As of December 31, 2007 and 2006, majority of the cash, including restricted cash, were in RMB dollars maintained by the PRC financial institutions under the Company’s wholly PRC subsidiary, Shenzhen Fuqi. Cash remittance in or out of PRC are subject to PRC foreign exchange control regulations pursuant to which PRC government approval is required for Fuqi China to receive funds from or distribute funds to outside PRC.

Restricted Cash

As of December 31, 2007 and 2006, the Company was required to maintain a fixed deposit of $410,700 and $0 respectively as a condition to borrow under a bank loan agreement. The amount was classified as restricted cash as of December 31, 2007 and 2006.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

Statement on Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2007, 2006, and 2005, other comprehensive income includes foreign currency translation adjustments.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims assessments and litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of assessment can be realized. In the opinion of management, after consultation with legal counsel, there are no claims assessments and litigation against the Company.

Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, refundable value added taxes, inventories, due from/to stockholder, notes payable, accounts payable and accrued expenses, accrued business tax, accrued penalties, customer deposits, and income tax payable at December 31, 2007 and 2006 approximate fair value.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $470,000 and $195,000 at December 31, 2007 and 2006, respectively.

Concentration of Credit Risk

The Company’s product revenues are concentrated in production and sales of fine jewelry products, which are highly competitive with frequent changes in styles and fashion. Significant customer preference changes in the industry or customer requirements, or the emergence of competitive products with better marketing strategies and more well-known brand names, could adversely affect the Company’s operating results.

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

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are required to be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as a hedge of a recognized asset or liability (fair value hedge), a hedge of a forecasted transaction (cash flow hedge) or a hedge of a foreign currency transaction (foreign currency hedge). For derivatives designated as effective cash flow hedges or foreign currency hedge, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. For derivatives not designated as a hedging instrument, changes in fair values are recognized in earnings in the period of change.

During the fourth quarter of 2007, the Company entered into certain gold future contracts with its supplier, Shanghai Gold Exchange. Gold futures offered by Shanghai Gold Exchange are designed for full members to hedge or to acquire inventory at a preset price. The Company utilized these future contracts to manage its consolidated exposure to changes in inventory values due to fluctuations in market prices and is not considered as hedges. The Company’s gold futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions have not had a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customer

During the year ended December 31, 2007, 9.5% of the Company sales were generated from one customer, which had an outstanding sales deposit of $342,666 as of December 31, 2007. During the year ended December 31, 2006, 9% of the Company sales were generated from one customer. Accounts receivable from this customer totaled $2,234,959, which represented 22% of the total accounts receivable as of December 31, 2006. During the year ended December 31, 2005, 15% of the Company sales were generated from one customer. Accounts receivable from this customer totaled $949,453, which represented 14% of the total accounts receivable as of December 31, 2005.

Major Supplier

Under PRC law, supply of precious metals such as platinum, gold, and silver are highly regulated under certain government agencies. The Shanghai Gold Exchange is the Company’s primary source of supply for its raw materials, which consist of precious metals. The Company is required to obtain several memberships and approval certificates from these government agencies in order to continue to do business involving precious metals. The Company may be required to renew such memberships and to obtain approval certificates periodically. If the Company is unable to renew these periodic membership or approval certificates, it could materially affect the Company’s business operations. The Company was in good standing with these agencies as of December 31, 2007 and 2006.

Inventories

Inventories are primarily comprised of precious metals valued at the lower of cost (first-in, first-out) or fair market value method and include raw materials, work in process, and finished goods.

Property, Equipment and Improvements

Property, equipment and improvements are valued at cost. Depreciation and amortization are computed on the straight-line method based on the estimated useful life of respective assets.

The estimated service lives of property, equipment, and improvements are as follows:

Production	5 years
Office, furniture and fixture	5 years
Computer hardware	5 years
Computer software	5 years
Leasehold improvements	2 - 4 years
Building	20 years

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and for which the life can be determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related assets or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of asset less disposal costs. The Company determined that there was no impairment of long-lived assets as of December 31, 2007 and 2006.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

The Company expenses advertising costs when incurred. The Company incurred approximately $177,000, $33,000, and $132,000 of advertising expense for the years ended December 31, 2007, 2006, and 2005, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates in the applicable tax jurisdiction expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years.

Segment Reporting

Based on the Company’s integration and management strategies, the Company operated in a single business segment. All of the Company’s sales are generated in the PRC and substantially all of the Company’s assets are located in the PRC.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the FASB to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement and does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may not have significant effects on our financial statements.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R) . This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Inventories:

A summary of inventory is as follows:

	December 31,
	2007	2006

Raw Materials	$61,570	$743
Work in progress	12,588,152	3,917,795
Finished goods	16,989,514	2,147,675
	$29,639,236	$6,066,213

(3) Property, Equipment and Improvements:

A summary of property, equipment and improvements is as follows:

	December 31,
	2007	2006

Production equipment	$1,108,045	$950,479
Computers	52,697	14,976
Office equipment and furniture	114,403	101,289
Automobiles	486,539	254,841
Leasehold improvement	448,000	382,963
Building	582,886	545,257
	2,792,570	2,249,805
Less accumulated depreciation and amortization	1,296,709	895,492
	$1,495,861	$1,354,313

Depreciation and amortization expense for property, equipment, and improvements amounted to approximately $327,000, $327,000, and $239,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

(4) Operation Agreements - Retail Jewelry Counters:

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

During the time of finalizing the transfer of operation rights by the department stores to the Company, the Company obtained temporary operation rights from the Transferor to operate these counters. Revenue derived from these five retail counters from the period of May to November 2007 (before execution of the cancellation agreement) amounted to $937,000.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 28, 2007, due to the operation rights not being properly transferred from the Transferor to the Company within a reasonable period of time, the Company entered into a cancellation agreement with the Transferor to terminate the transfer transaction effective November 30, 2007. Pursuant to the cancellation agreement, the Company was not obligated to pay the transfer fee of $400,000. All the inventory remained in the five counter stores at the last day of the operation was sold to the Transferor based on the pre-determined price. As of December 31, 2007, the outstanding balance due to the Transferor was approximately $204,000.

In November 2007, the Company entered into operating agreements to operate retail jewelry counters at two department stores located in Shenyang region. The agreement has a term of one year and expires in November 2008. In accordance to the terms of this agreement, the Company pays the department stores a commission fee ranging 4.5% to 8% based on types of jewelry sales generated in these jewelry counters. Fees paid to the two department stores totaled $20,669 in 2007 and are included in cost of sales expenses. Fuqi recognizes revenues when the titles of the merchandises are transferred to the ultimate consumers. Fuqi determines the product pricing, provides staff training at the counters, controls merchandising and display at the counters, manages inventory, and controls and pays for all the advertising and marketing campaign with respect to Fuqi merchandise. Sales generated from these two retail counters totaled $308,000 for the year ended December 31, 2007.

 (5) Line of Credit:

In February 2007, the Company entered into a facility line of credit with a bank. Under the terms of the agreement, the Company can borrow a maximum amount of $2,053,501 (RMB 15,000,000) and each of the borrowings cannot be less than $136,900 and have a maturity of less than 90 days. This facility line of credit expires in February 2012 and is secured by an affiliated company and certain real properties owned by an affiliated company. Interest is charged at 1.2 times the bank’s prime rate (7.776% at December 31, 2007). The facility line of credit agreement has certain conditions for the Company to fulfill prior to the withdrawals and to continue to borrow from the bank, including execution of the fixed deposit agreement and maintaining approximately $684,500 (RMB 5,000,000) in fixed deposit with this bank. During the year, the bank has allowed the Company to draw on the line of credit without fulfilling these conditions. The facility line of credit agreement also has certain restrictions and covenants with which the Company must comply during the terms of the agreement. The outstanding balance as of December 31, 2007 was $1,369,000. Subsequent to the year end, the facility line of credit agreement was amended under which the maximum borrowing amount was decreased to $1,369,000 (RMB 10,000,000) and the requirement of fixed deposit amounted $684,500 was removed.

(6) Notes Payable:

As of December 31, 2007 and 2006, outstanding notes payable to the bank consisted of loan agreements that are covered by a Maximum Banking Facility Agreement dated August 24, 2006 which was renewed on September 27 2007 with the Agricultural Bank of China under the agreement, the maximum facility amount, which was $13,690,000 and $12,806,229 (RMB100,000,000) at December 31, 2007 and 2006 respectively, is secured by the Company’s inventories. The agreement has certain restrictions and covenants, including restriction on dividend payment. The Company has been in compliance with these restrictions and covenants since the execution of the agreement. As of December 31, 2007 and 2006, the Company had outstanding loan balances with this bank totaling $13,690,000 and $12,806,229, respectively.

2006 Notes Payable also included a loan amounted $1,204,819 (RMB10,000,000) borrowed from Shenzhen Commercial Bank that bears interest at a rate of 5.76% per annum. The outstanding balance is secured by certain cash deposits, which were classified as Deposits related to borrowings on notes payable in the accompanying consolidated balance sheets as of December 31, 2006, certain real estate properties owned by an affiliate and is personally guaranteed by the controlling stockholder of the Company. As of December 31, 2006, the outstanding balance of the loan was $1,280,623 which was fully repaid in January 2007.

In January 2007, the Company entered into a note payable with Construction Bank in the amount of $2,053,501 (RMB15,000,000) that bears interest at 1.1 times of prime rate. As of December 31, 2007, the outstanding balance of the loan was $2,053,501 which was fully repaid in January 2008 and was not renewed.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2007	2006
A note payable with interest at a rate of 5.76%, secured by the Company’s inventories and certain real estate properties owned by an affiliated company, matured in January 2007. The loan was repaid.	—	1,280,623

Two notes payable with interest at a rate of 5.85%, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in February 2007. The loan was repaid.	—	2,561,246

Four notes payable with interest at a rate of 5.832%, secured by the Company’s inventories and certain real estate properties owned by an affiliated company and guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2007. The loan was repaid.	—	3,841,869

A note payable with interest at a rate of 6.138%, guaranteed by affiliated companies and secured by certain real estate properties owned by an affiliated company, matured in March 2007. The loan was repaid.	—	1,280,623

A note payable with interest at a rate of 6.732%, guaranteed by affiliated companies and secured by the Company’s inventories and certain real estate properties owned by an affiliated company and personally guaranteed by the Company’s controlling stockholder, matured in July 2007. The loan was repaid.	—	960,467

A note payable with interest at a rate of 6.732%, secured by the Company’s inventories and certain real estate properties owned by the affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in September 2007. The loan was repaid.	—	960,467

A note payable with interest at a rate of 6.426%, secured by the Company’s inventories and certain real estate properties owned by the affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in September 2007. The loan was repaid.	—	1,024,498

A note payable with interest at a rate of 6.426%, secured by the Company’s inventories and certain real estate properties owned by the affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in October 2007. The loan was repaid.	—	896,436

A note payable with interest at a rate of 6.732%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in December 2007. The loan was repaid.	—	1,280,623

A note payable with interest at a rate of 6.732%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in January 2008. The loan was repaid.	1,848,150	—

A note payable with interest at a rate of 6.732%, guaranteed by affiliated companies, matures in January 2008. The loan was repaid.	2,053,501	—

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in February 2008. The loan was repaid.	1,026,750	—

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in February 2008. The loan was repaid.	889,850	—

A note payable with interest at a rate of 6.030%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in January 2008. The loan was repaid.	1,369,000	—

A note payable with interest at a rate of 6.030%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in February 2008. The loan was repaid.	2,121,951	—

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories and guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in October 2008.	1,369,000	—

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in May 2008.	958,300	—

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in June 2008.	1,369,000	—

A note payable with interest at a rate of 7.29%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in July 2008.	2,738,002	—
	$15,743,504	$14,086,852

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Related-Party Transactions:

In December 2005, the Company received an unsecured non-interest bearing loan from a related party in the amount of $991,326. There was no formal written agreement entered into between the Company and this related party. This loan was short-term in nature and was repaid in 2006.

The Company earned certain cash revenues from its customers that were subsequently collected by its controlling stockholder. Total cash revenues amounted to $0, $5,896,354, and $6,100,298 and the amounts collected by its controlling stockholder totaled $0, $3,018,144, and $6,100,298, respectively, for the years ended December 31, 2007, 2006, and 2005. Beginning December 2006, this stockholder is no longer collecting cash revenue on behalf of the Company and all the cash revenues are deposited through the Company’s bank accounts.

The Company’s controlling stockholder borrowed from the Company on a non-interest bearing and frequent basis since the inception of its operations. Since the end of 2006 and during 2007, the Company discontinued such practice and the receivable balance due from the controlling stockholder was repaid to the Company in full. For the years ended 31 December 2007, 2006 and 2005, the Company loaned an aggregate amount of $0, $51,529,693 and $90,007,069 to the controlling stockholder, and collected $0, $58,409,847, and $75,644,023, respectively. As at December 31, 2007 and 2006, the outstanding balance due from the controlling stockholder was $0.

The Company borrowed from its controlling stockholder at a non-interest bearing basis to satisfy the Company’s short term capital needs since the inception of its operations. The Company borrowed $203,506, $23,545,485, and $0 from the controlling stockholder and repaid $642,295, $23,130,562, $0 during the years ended December 31, 2007, 2006, and 2005. Outstanding loan payable to the controlling stockholder amounted to $0 and $422,909 as of December 31, 2007 and 2006, respectively.

The Company declared and paid dividends to its controlling stockholder, prior to the closing of the Share Exchange Agreement and Reverse Split, totaling $0, $2,739,726 and $5,421,678 for the years ended December 31, 2007, 2006, and 2005 which offset the amounts due from this stockholder.

(8) Stockholders’ Equity:

(a) Common Stock

On February 23, 2007, the Company filed an amendment to its certificate of incorporation to increase its authorized shares. Upon the amendment, the total number of shares of stock which the Company has the authority to issue is one hundred and five million (105,000,000) shares. The Company is authorized to issue two classes of shares of stock, designated, “Common Stock” and “Preferred Stock.” The Company is authorized to issue one hundred million (100,000,000) shares of Common Stock, each share to have a par value of $.001 per share, and Five Million (5,000,000) shares of Preferred Stock, each share to have a par value of $.001 per share.

On August 23, 2007, the Company’s Board of Directors unanimously authorized a 1.69-to-1 reverse stock split of the Company’s common stock. The reverse stock split became effective on October 22, 2007. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded warrants to purchase the Company’s common shares have been also retroactively adjusted to reflect the reverse stock split.

On October 23, 2007, the Company publicly offered 7,033,816 shares of the Company’s common stock at $9.00 per share. On October 25, 2007, the Company’s underwriters elected to fully exercise their over-allotment option to purchase an additional 1,055,072 shares of the Company’s common stock. In total, including the over-allotment shares, the Company sold 8,088,888 shares of the Company's common stock at $9.00 per share. The shares offered were listed and traded on the NASDAQ Global Market under the ticker symbol “FUQI”. After underwriting discounts and commissions and estimated offering costs, the Company received net proceeds of approximately $67.0 million

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Stock Options

In November 2006, the Company’s stockholders approved an equity incentive plan (“2006 EIP”) for employees, non-employee directors and other service providers covering 1,775,148 shares of common stock. Prior to this, the Company had an approved 2004 Equity Incentive Plan, which was replaced by the 2006 EIP. Any options to be granted under the 2006 EIP may be either “incentive stock options,” as defined in Section 422A of the Internal Revenue Code, or “nonqualified stock options,” subject to Section 83 of the Internal Revenue Code, at the discretion of the Company’s board of directors and as reflected in the terms of the written option agreement. In the case of incentive stock options, the option price shall not be less than 100% of the fair market value of the optioned common stock on the date the option is granted. In the case of incentive stock options, the option price shall not be less than 110% of the fair market value of the optioned common stock for an optionee holding at the time of grant, more than 10% of the total combined voting power of all classes of its stock. Options become exercisable based on the discretion of its board of directors and must be exercised within ten years of the date of grant.

On October 22, 2007, the Company’s Board of Directors adopted the 2007 Plan and the Company received the written consent of the holders of a majority of its outstanding common stock authorizing the 2007 Plan. Immediately prior to the adoption of the 2007 Plan, the Company cancelled and terminated its 2006 Equity Incentive Plan (``2006 Plan''). There were no options or other securities outstanding under the 2006 Plan at the time of termination and no future grants or issuance of securities may be made under the 2006 Plan.

On October 26, 2007, the Company granted each of its Chief Financial Officer and the Executive Vice President, Corporate Development, options to purchase 600,000 shares of the Company’s common stock at $9.00 per share. Options to purchase 200,000 shares of the Company’s common stock vested immediately upon grant and the remaining options to purchase 400,000 shares will vest in two equal annual installments over the 24-month period following the date of the grant.

On October 26, 2007, the Company also granted each of the Company’s four independent director’s options to purchase 30,000 shares of the Company’s common stock at $9.00 per share. Of the options granted to each of the directors, options to purchase 15,000 shares of common stock vested immediately upon grant and the remaining options to purchase 15,000 shares will vest in equal quarterly installments over the one-year period following the date of the grant.

Options granted for 2007 were valued in accordance with SFAS 123R. The fair value of each stock option is estimated on the date of grant during the year ended December 31, 2007 using the Black-Scholes pricing model that uses the assumptions noted in the following table:

Dividend yield	0.0%
Expected volatility	28.0%
Risk-free interest rate	3.8% - 4%
Expected term (in years)	1 - 2
Forfeiture rate	0.0%
Weighted average fair value of stock options granted	$0.86 - 1.37

The dividend yield is 0.0% since there is no history of paying dividends and the Company currently does not have plan to do so. Because there was no public market or trading history at the time of the grant in October 2007 and in accordance with SFAS 123R, we computed the expected volatility based on the average historical volatilities of entities in the similar industries and sizes. The risk-free interest rate is the treasury-bill rate for the period equal to the expected term based on the Treasury note strip principal rates as reported in the website of U.S Department of Treasury. The expected term is the average of the contractual term of the option and the vesting period. Forfeiture rate is determined based on the expected turnover rate of officers and directors whom granted stock options during the year.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity and related information for the year ended December 31, 2007 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	—	—
Granted	1,320,000	$9.00	7.49
Forfeited or Expired	—	—	—
Exercised	—	—	—
Outstanding at year-end	1,320,000	$9.00	7.49	$—
Option exercisable at year-end	460,000	$9.00	7.49	$—

A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007, is presented as below:

Non-vested shares	Shares	Weighted-average grant-date fair value

Non-vested at beginning of year	—	—
Granted	1,320,000	$1.33
Vested	(460,000)	1.33
Forfeited	—	—
Non-vested at end-year	860,000	$$1.33

For the year ended December 31, 2007, approximately $702,000, representing the total fair value of shares vested was recognized as stock-based compensation expense under SFAS 123(R). As of December 31, 2007, there was approximately $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.2 years.

(c) Stock Purchase Warrants

In accordance with the Visitalk Plan, the Company issued six series of common stock purchase warrants allowing holders to purchase additional shares of common stock (“Plan Warrants”). Each Plan Warrant provides for the purchase of one share of common stock and is callable by the Company for a price of $.0001 per warrant at any time. The Plan Warrants are governed by a Warrant Agreement. Currently, the Company is acting as the Warrant Agent but has the right to appoint an alternative Warrant Agent in accordance with the Visitalk Plan. The board of directors can extend the expiration date of the Plan Warrants or reduce the exercise price of any warrant on a temporary or permanent basis. The Company has actually issued 4,014,801 Plan Warrants in each series to 240 claimants under the Visitalk Plan. In connection with the execution of the Share Exchange Agreement on November 20, 2006 referred to in Note (1), four series of the Plan Warrants (series A, B, D and F) were called and expired. In substance, three of Visitalk Plan’s warrants were exchanged for each of the Company’s warrants. As of December 31, 2006, a total of 9,968,628 series C and series E warrants remained outstanding.

In May 2007, the Company delivered a notice of redemption to the warrant holders pursuant to the terms of the Warrant Agreement and the Visitalk Plan. Upon expiration of the call period on June 8, 2007, series C warrants had been exercised for 578,177 shares of the Company’s common stock, for total gross proceeds from conversion of $2,931,360. The remaining unexercised warrants were redeemed at $0.0001 per share by the Company. No warrants remained outstanding after the closing of the call.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued a total of 578,177 shares of common stock to existing warrant holders upon the exercise of warrants under the registration exemption offered under Section 1145(a)(1) of the United States Bankruptcy Code, as amended.

A summary of the Plan Warrants is as follows:

	A & B Warrants	C & D Warrants	E & F Warrants
Warrants outstanding, December 31, 2005	9,968,628	9,968,628	9,968,628
Granted	—	—	—
Exercised	—	—	—
Expired or Forfeited	(9,968,628)	(4,984,314)	(4,984,314)
Warrants outstanding, December 31, 2006	—	4,984,314	4,984,314
Granted (unaudited)	—	—	—
Exercised (unaudited)	—	(578,177)	—
Expired or Forfeited or redeemed (unaudited)	—	(4,406,137)	(4,984,314)
Warrants outstanding, December 31, 2007	—	—	—
Exercise Price	N/A	$5.07	$6.76
Expiration Date	N/A	August 31, 2007	August 31, 2007

(d) Dividend Payment Restrictions

Substantially all of our retained earnings as well as net assets are attributable to the PRC wholly subsidiary, Shenzhen Fuqi. Payment of dividends by Shenzhen Fuqi is not permitted and restricted by the Maximum Banking Facility Agreement executed with Agricultural Bank as disclosed in Note 6.

(9) Income Taxes:

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.

Management, in conjunction with input from its U.S. and Chinese tax advisors, has performed an analysis of its tax positions, in accordance with FIN 48, and has determined that the Company has no material uncertain tax positions which are less than more-likely-than-not of being sustained for the full amount claimed, or to be claimed, on its applicable tax returns for the year ended December 31, 2007.

The Company reversed the estimated interest and penalties payable related to unreported design fees as non-operating income related to the unreported design fee income prior to December 31, 2006. As of December 31, 2007, all the income has been fully reported to the tax department and all the prior unreported revenues have been settled.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income tax provision amounted to $2,097,050, $995,462, and $452,538, respectively, for the years ended December 31, 2007, 2006, and 2005 (an effective rate of 13.4% for 2007, 14.7% for 2006, and 7.8% for 2005). A reconciliation of the provision for income taxes, with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes, is as follows:

	Year Ended December 31,
	2007	2006	2005
Computed tax at federal statutory rate of 34%	$5,308,408	$2,308,496	$1,979,589
Tax rate difference between US and PRC on foreign earnings	(3,305,659)	(1,290,042)	(1,106,241)
Effect of tax holidays for new business	—	—	(436,613)
Effect of statutory rate change	(13,751)	(22,992)	—
Additional tax liabilities based on tax notice	—	—	15,803
Exemption of business tax liabilities and estimated penalty payable	(456,867)	—	—
Other	(112,893)	—	—
Change in Valuation Allowance	677,812	—	—
	$2,097,050	$995,462	$452,538

	Year Ended December 31,
	2007	2006	2005
Current	$2,147,254	$2,185,609	$1,001,782
Deferred	(50,204)	(46,214)	(6,320)
	$2,097,050	$2,139,395	$995,462

	Year Ended December 31,
	2007	2006	2005
Federal	$800	$—	$—
Foreign	2,096,250	995,462	452,538
	$2,097,050	$995,462	$452,538

The regular federal income tax in Shenzhen, China, is 15%. As a new business, the Company was exempted from paying any income taxes for the first two years of its operations (2 years from the inception of the business, years ended December 31, 2001 and 2002), and enjoyed a discounted income tax rate of 7.5% of pretax income during the third, fourth and fifth years of its operations (the three years ended December 31, 2003, 2004 and 2005). Beginning January 1, 2006, the Company became subject to the regular rate of 15% on its pretax income.

The Company did not report certain cash revenues related to fees charged to its customers for product design. Such fee revenues are subject to business tax and service charges in China at an aggregate rate of 5.2%. The Company has not reported such revenues since the inception of its operations in 2001. The Company has recorded in its consolidated financial statements the tax liabilities representing business tax and fees of 5.2% and income tax on the unreported design revenues since the inception of its business in 2001. During the years ended December 31, 2006, 2005, and 2004, the Company recorded $312,002, $302,409, and $234,261, respectively, for business tax and fees and $900,118, $393,806, and $337,877, respectively, for income tax related to these revenues. In addition, per advice of a registered tax agent in China in 2004, the Company accrued 100% of the unpaid tax amounts as the maximum penalties which could be assessed by the local tax department through the periods ended December 31, 2004.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 10, 2007, the Company received a notice from the tax department conditionally agreeing to exempt the Company’s tax liabilities in the amount of approximately $3 million on unreported design fee income for the period from the inception of the Company’s operations in 2001 to December 31, 2006, provided that the Company’s common stock is successfully listed on a major overseas stock exchange within 180 days from the date of the tax notice. Due to such condition being fulfilled in October 2007 and acknowledged by the Shenzhen tax department in November 2007, the accrued business and income tax liabilities, and the accrued estimated and penalties totaling $4.2 million was fully reversed and recorded as non-operating income in the consolidated statement of income for the year ended December 31, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$84,582	$29,198
Net operating loss	419,823	—
Stock-based payment	300,675	—
Other	6,892	—
Total deferred tax assets	811,972	29,198
Deferred tax liabilities
State deferred taxes	(49,577)	—
Other	(5,181)
Total deferred tax liabilities	(54,758)	—
Net deferred tax assets before valuation allowance:	757,214	29,198
Valuation allowance	(677,812)	—
	$79,402	$29,198

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has established a valuation allowance against its net deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable and the full utilization of the Company’s loss carryback potential, management concluded that a full valuation allowance on the deferred tax assets and liabilities of the Company’s US holding entity since the Company does not expect any net profits generated from this entity in the near future.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.

The Company intends to permanently reinvest the earnings of its foreign subsidiaries, as such no deferred taxes have been provided on such amounts under APB 23.

At December 31, 2007, the Company has available unused net operating losses carryforwards of $975,000 related to loss incurred after the reverse merger with Fuqi BVI in November 2006 that may be applied against future taxable income and will begin to expire in 2028 for federal and 2013 for California. Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event such ownership changes of the Company have occurred, the utilization of the carryforwards could be restricted.

Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event such ownership changes of the Company have occurred, the utilization of the carryforwards could be restricted.

(10) Commitments:

Employment Agreements

In October 2007, the Company entered into three-year employment contracts with the Company’s five executive officers each of which includes a fixed amount of annual salary and stock options to purchase the Company’s common stock. Details of each executive officer are summarized as follows:

•
Yu Kwai Chong, our Chief Executive Officer, receives an annual salary of $200,000 and an automobile allowance of approximately $52,000 as well as stock options to be granted on an annual basis to acquire shares of the common stock with a market value of 2% of our annual profit, approximately, before tax, not exceeding $200,000. The stock options have a life of 10 years and its exercise price shall be equal to 110% of the fair market value of our common stock on the date of the grant.

•
Ching Wan Wong, our Chief Financial Officer, receives an annual salary of $160,000 and is granted, on the effective date of the employment agreement, stock options with three-year terms to acquire 600,000 shares of common stock at a per share exercise price of $9.00.

•
Each of Lie Xi Zhang, our Chief Operating Officer, and Xi Zhou Zhuo, our Marketing Director, receives an annual salary of $120,000 and stock options to be granted on an annual basis to acquire shares of common stock with a market value of 1% of our annual profit before tax, not exceeding $120,000. The stock options have a life of 10 years and its exercise price shall be equal to 100% of the fair market value of our common stock on the date of the grant.

•	Heung Sang Fong, our Vice President of Corporate Development, receives an annual salary of $120,000 and stock options with three-year terms to acquire 600,000 shares of common stock at $9.00.

Pursuant to the employment contracts, either the Company or employee can terminate the employment with 60 to 90 days advance notice.

Facility Operating Leases

The Company leases certain facilities under various long-term noncancellable and month-to-month leases. These leases are accounted for as operating leases. Rent expense amounted to $171,160, $158,399, and $98,715 for the years ended 2007, 2006 and 2005, respectively.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the future minimum annual rental commitments under the operating leases is as follows:

Year Ending December 31,
2008	$140,571
2009	130,410
2010	61,605
2011 or after	-
$332,586

(11) Subsequent Events:

Effective January 1, 2008, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. During the transition period for enterprises established before March 16, the tax rate will be gradually increased to coincide with the new tax rate within 5 years starting from 2008 and reaching the uniform rate of 25% in 2012.

On January 17, 2008, the Company signed a Term Sheet with Mr. Chujian Huang, pursuant to which the Company will acquire 100% operating interest of two jewelry companies, Shanghai Tian Mei Jewelry Co. Ltd. and Beijing Yinzhong Tian Mei Jewelry Co. Ltd., collectively known as Temix. Total purchase price for Temix is approximately RMB 135 million (approximately USD$18.5 million, based on a conversion rate of 1 USD to 7.3RMB). $9.5 million of the purchase price will be paid in cash while the remaining price will be paid in restricted common stock. The number of the Company’s shares to be issued as part of this purchase price is subject to the achievement of certain revenue and net income performance targets over a three year period.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II

FUQI INTERNATIONAL, INC.
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2007, 2006 and 2005

	Balance at the Beginning of the Year	Provision for bad debts	Write off and other deductions	Balance at the End of the Year
Allowance for Doubtful Accounts:
Year ended December 31, 2005	$287,000	$15,000	$—	$302,000
Year ended December 31, 2006	302,000	—	(107,000)	195,000
Year ended December 31, 2007	195,000	275,000	—	470,000