Form 10-K/A
period 2007-12-31
FUQI INTERNATIONAL, INC.
filed 2008-04-29
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note: This Form 10-K/A for is being filed in order to complete Part III of Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (the “Original Filing”) and fully comply with all required information pursuant to Regulation S-K and Section 13 or 15(d) of the Securities Exchange Act of 1934. This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein.

FUQI INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2007

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals compose our current board of directors and executive officers.

Name	Age	Position
Yu Kwai Chong	48	President, Chief Executive Officer and Chairman of the Board
Ching Wan Wong	40	Chief Financial Officer and Director
Lie Xi Zhuang	39	Chief Operating Officer and Director
Xi Zhou Zhuo	39	Marketing Director
Heung Sang Fong	48	Executive Vice President of Corporate Development
Hon. Lily Lee Chen	71	Director
Victor A. Hollander	75	Director
Eileen B. Brody	46	Director
Jeff Haiyong Liu	45	Director

Yu Kwai Chong

Mr. Yu Kwai Chong is the principal founder of our company and has served as President, Chief Executive Officer and Chairman of the Board of Directors since April 2001. As the principal founder and Chief Executive Officer, Mr. Chong is dedicated to develop our company as the leader of the Chinese jewelry industry; in day-to-day operations, Mr. Chong is responsible for the strategic planning, marketing and overall growth of our company. Mr. Chong has significant experience in the Chinese jewelry industry, having established the first gold jewelry manufacturing and sales company in Shenzhen over 20 years ago. Since January 1995, Mr. Chong has served as the Chief Executive Officer and Chairman of the Board of Directors of Shenzhen Rong Xing (Group) Co., Ltd. Mr. Chong is also the Permanent Director of the Gems & Jewelry Trade Association of China, Permanent Director of the Gems & Jewelry Trade Association of Guangdong and Associate President of Shenzhen Gold Jewelry Association. Mr. Chong also currently serves as a director at a number of private companies that he owns in China, including Shenzhen Rongxing (Group) Limited, Shenzhen Xinke Investment Co., Ltd.

Ching Wan Wong

Mr. Wong has served as our Chief Financing Officer since January 2004. In addition, Mr. Wong has worked as a tax consultant at the Guandong Yuexin Registered Tax Agent Co., Ltd. from April 2002 to the present. From September 2000 to March 2002, Mr. Wong served as the Finance Director of MindShare China, a communications firm. From 1995 to 2000, before serving MindShare, Mr. Wong served as Finance Director  — China operation for Carat Media Representative (Asia) Limited, a multinational media company and Head of Finance — China for a foreign invested media company. Mr. Wong received his Bachelor of Business Administration in Accounting from the Chinese University of Hong Kong in 1989 and his Bachelor of Commerce from University of Southern Queensland in 1992. He is a Certified Practicing Accountant in Australia, Certified Public Accountant in Hong Kong, and Certified General Accountant in Canada, and is experienced in international financial reporting and management.

Lie Xi Zhuang

Mr. Zhuang is a co-founder and has served as our Chief Operating Officer since April 2001 with responsibility for production management and cost control. From 1997 to 2000, Mr. Zhuang served as the Business Manager of Shenzhen Ping Shen Gold and Silver Jewelry Co., Ltd., and from 1993 to 1997, Mr. Zhuang acted as the Business Manager of Shenzhen Gao De Gold and Silver Jewelry Company. Mr. Zhuang is certified with a Higher Diploma in Management by Hunan Xiang Tan University.

Mr. Xi Zhou Zhuo

Mr. Zhuo is a co-founder and has served as our Marketing Director since 2001 with responsibility for marketing and customer relations management. From 1997 to 2000, Mr. Zhuo served as the Deputy General Manager of Shenzhen Ping Shen Gold and Silver Jewelry Co., Ltd., and from 1993 to 1997, Mr. Zhuo was the Sales Manager of Shenzhen GaoDe Gold and Silver Jewelry Company. Mr. Zhuo has over 15 years of experience in sales and marketing of jewelry in China.

Heung Sang Fong

Mr. Fong has served as the Executive Vice President of Corporate Development of our company since December 2006 and is responsible for our corporate development program, including investor relations. From January 2004 to November 2006, Mr. Fong served as the managing partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients in capital raising activities in the United States. From December 2001 to December 2003, Mr. Fong was the Chief Executive Officer of Holley Communications, a Chinese company that engaged in CDMA chip and cell phone design. From March 2002 to March 2004, he served as Chief Executive Officer of Pacific Systems Control Technology, Inc. From May 2001 to November 2001, Mr. Fong was the Director of Finance of PacificNet, Inc., a customer relationship management, mobile internet, e-commerce and gaming technology based in China and listed on the Nasdaq Global market. From December 1998 to April 2001, he was the Group Financial Controller of Oregon Scientific, a wholly-owned subsidiary of IDT, a Hong Kong Stock Exchange-listed company. Mr. Fong is a U.S. CPA and has held various positions in such capacity with accounting firms in the United States and Hong Kong, including Deloitte and Touche, Ernst and Young, and KPMG Peat Marwick. Mr. Fong also currently serves as an independent director and audit committee member of a Hong Kong public company, Universal Technology Inc. (HK:8091). Mr. Fong also serves as a director and audit committee chairman, for each of Diguang International Development Co., Ltd. (OTCBB: DGNG) and Kandi Technology Corp. (NASDAQ-CM: KNDI), both U.S. publicly-traded companies. Mr. Fong graduated from the Hong Kong Baptist College with a diploma in History in 1982. He also received an MBA from the University of Nevada at Reno in 1989 and a Masters degree in Accounting from the University of Illinois at Urbana Champaign in 1993.

Hon. Lily Lee Chen

Hon. Ms. Chen has served as a director since June 2007. She is presently Vice-Chair for the Asian-Pacific-USA Chamber of Commerce. She is a Commissioner for the California Commission on Aging. In 1982, Ms. Chen was elected to the Monterey Park City Council. In 1984, she became mayor of Monterey Park, California. Hon. Ms. Chen’s public service includes positions in: the Advisory Committee on the rights Right and Responsibilities of Women, as appointed by President Ford; the National Advisory Council on Adult Education, as appointed by President Carter; California State World Trade Commission as the appointed Assembly Speaker; Women in the Services (DACOWITS) as an Advisor appointed by Secretary of Defense Perry and the Board of Governor’s of the East-West Center in Hawaii, as appointed by President Clinton and Secretary of State Albright. Hon. Ms. Chen earned her bachelor’s degree in communications and a Master’s in social work from the University of Washington, Seattle. Ms. Chen began her professional career in 1964, working for the Los Angeles County where she directed operations, program and grants management for numerous County programs. Her responsibilities included the management and supervision of a seventy million dollar budget and over four hundred employees.

Victor A. Hollander

Mr. Hollander, a CPA, has served as a director since June 2007. With nearly 50 years of experience working with privately owned and public SEC reporting companies worldwide, Mr. Hollander has been involved in a substantial number of initial and secondary public offerings. In addition, he regularly assists companies with accounting issues relating to public and private offerings and reverse mergers, corporate reorganizations and acquisitions, and other fund raising and regulatory matters. Mr. Hollander began his public accounting career in 1954 at Joseph S. Herbert & Co., a prominent New York accounting firm. He has specialized in capital raises and merger and acquisition matters since 1962 when he started the firm Berger, Turner & Hollander. At this firm, he was the audit partner of the first Los Angeles ladies dress manufacturer to go public. In 1966, he joined Brout & Company and opened their offices in Los Angeles. During this time, he was the audit partner for many public companies listed on the New York Stock Exchange and the American Stock Exchange. In 1975, he joined an international public accounting firm, Lester Witte, as the firm’s Senior Securities Partner. In 1978 he formed his own practice, Hollander, Gilbert & Company. It was this practice that Mr. Hollander merged, as Managing Director of the West Coast Group, with Weinberg & Company. Mr. Hollander, after attending the University of Illinois, University of California at Los Angeles and after completing military service, graduated from California State University, Los Angeles in 1958 with a Bachelor of Arts degree in Accounting. He has served on the Securities, Ethics and Accounting and Auditing Committees of various organizations, including the American Institute of Certified Public Accountants and California State Society of Certified Public Accountants. In addition, Mr. Hollander has served as a director, including as Chair of the audit committee, of several SEC reporting companies. He currently serves as a director and member of the audit committee of China Direct, Inc. (AMEX: CDS) and Micro Imaging Technology, Inc. (OTCBB: MMTC).

Eileen B. Brody

Ms. Brody has served as a director since June 2007. Since August, 2005, Ms. Brody has been President of Dawson-Forte Cashmere, an apparel trading company that sources the majority of their cashmere products from China. From 1997 to 2004, she was the Vice President of Merchandising and Planning for Carter's Retail division of The William Carter Company. From 1992 to 1997, she held various management positions for Melville Corporation, a multi-billion dollar retailer. From 1983 to 1990, Ms. Brody worked for KPMG Peat Marwick in various positions including as a Senior Manager. While at KPMG, she was responsible for audit services for a diverse clientele of large Fortune 500 companies as well as small publicly traded companies and provided due diligence services on a wide variety of acquisitions. Ms. Brody is a Certified Public Accountant. She is the recipient of the Fitzie Foundation-Harvard Business School award and the 2006 NCCE CO-OP Hall of Fame Award. She received her Undergraduate and MBA degrees from Pace University and a second MBA from the Harvard Graduate School of Business in 1992. Ms. Brody is also a member of the board of directors of American Oriental Bioengineering Inc. (NYSE: AOB).

Jeff Haiyong Liu

Jeff Haiyong Liu has served as a director of our company since June 2007. Mr. Liu, who is a U.S. citizen born in China, is General Manager of DBS (China) Investment Ltd., which is a wholly owned subsidiary of Singapore DBS Bank Group in China from December 2005 to the present. Prior to joining DBS, Mr. Liu served as a Vice President of SIG Group based in Shanghai from June 2000 to November 2005, where he focused on China Banking and trust and financial services opportunities. From January 1994 to September 1995, Mr. Liu worked in a Hong Kong based investment firm headquartered in Mainland China and was in charge of investment business for real estate and capital markets. In 1992, he served as Director of Securities Dept. of Shaanxi International Trust and Investment Corp. Ltd. and assisted in bringing the company's stock public in a $40 million public offering. Prior to 1992, Mr. Liu was Deputy Manager of International Banking Department of China Construction Bank, Shaanxi. Mr. Liu received an MBA from Indiana University at Bloomington, majoring in finance. He graduated from undergraduate school in 1985 in Xi'an, Shaanxi, majoring in finance.

Our directors are elected annually and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, retirement, disqualification or removal.

Board Member Independence

Subject to certain exceptions, under the listing standards of the Nasdaq Global Market, within one year of the effectiveness of a registration statement filed with the Securities and Exchange Commission in connection with a public offering of securities, a listed company’s board of directors must consist of a majority of independent directors. As a “controlled” company under such listing standards, we are not required to comply with this requirement. However, we have determined to do so in the interests of good corporate governance and accountability to all of our stockholders. Our board of directors has determined that four of the seven members of our Board of Directors are independent under NASDAQ standards, as follows: Hon. Lily Lee Chen, Victor A. Hollander, Eileen B. Brody and Jeff Haiyong Liu.

Family Relationships

There are no family relationships among the individuals comprising our Board of Directors and executive officers.

Duties of Directors

Under Delaware corporate law, our directors have a duty of loyalty to act honestly in good faith with a view to our best interests. Our directors also have a duty to exercise care, diligence and skills that a reasonably prudent person would exercise in comparable circumstances. In fulfilling their duty of care to us, our directors must ensure compliance with our bylaws. A company has the right to seek damages if a duty owed by our directors is breached.

The functions and powers of our board of directors include, among other things:

•	convening shareholders’ meetings and reporting its work to shareholders at such meetings;

•	implementing shareholders’ resolutions;

•	approving our business plans and investment proposals;

•	approving our profit distribution plans and loss recovery plans;

•	approving our debt and finance policies and proposals for the increase or decrease in our registered capital and the issuance of debentures;

•	approving our major acquisition and disposition plans, and plans for merger, division or dissolution;

•	proposing amendments to our certificate of incorporation or bylaws; and

•	exercising any other powers conferred by the shareholders’ meetings or under our bylaws.

Board Committees

Audit Committee. We established our audit committee in June 2007. The audit committee consists of Eileen B. Brody, Victor A. Hollander, and Jeff Haiyong Liu, each of whom is an independent director. Mr. Hollander, Chairman of the audit committee, and Ms. Brody are “audit committee financial experts” as defined under Item 407(d) of Regulation S-K. The purpose of the audit committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. Pursuant to our audit committee charter, which was adopted by our Board of Directors in June 2007, the audit committee’s responsibilities include:

•
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.

Compensation Committee. We established our compensation committee in June 2007. The compensation committee consists of Eileen B. Brody, Victor A. Hollander and Jeff Hiayong Liu, each of whom is an independent director. Mr. Liu is the Chairman of the compensation committee. Pursuant to our compensation committee charter, which was adopted by our Board of Directors in June 2007, the compensation committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our 2006 Equity Incentive Plan, including the approval of grants under the plan to our employees, consultants and directors. The compensation committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer.

Nominating and Corporate Governance Committee. We established our nominating and corporate governance committee in June 2007. The nominating and corporate governance committee consists of Hon. Lily Lee Chen, Eileen B. Brody and Jeff Haiyong Liu, each of whom is an independent director. Eileen B. Brody is the Chairman of the nominating and corporate governance committee. Pursuant to our nominating and corporate governance committee charter, which was adopted by our Board of Directors in June 2007, the nominating and corporate governance committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers to file reports of holdings and transactions in our stock with the SEC. Based on a review of written representations from our executive officers and directors, other than (i) a Form 4 for one transaction by each of Ching Wan Wong, Hon. Lily Lee Chen, Victor A. Hollander, Eileen B. Brody, and Jeff Haiyong Liu, and (ii) a Form 3 and one transaction on Form 4 of Heung Sang Fong, we believe that during the fiscal year ended December 31, 2007, our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a code of ethics, which is applicable to our senior executive financial officers. In addition, our Board of Directors has adopted a code of conduct, which is applicable to all of our directors, officers and employees. We have made our code of ethics and our code of conduct publicly available on our website at www.fuqi.com.cn. We will provide our code of ethics in print without charge to any stockholder who makes a written request to: Chief Financial Officer, Fuqi International, Inc., 5/F., Block 1, Shi Hua Industrial Zone, Cui Zhu Road North, Shenzhen, 518019, People’s Republic of China. Any waivers of the application and any amendments to our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our website.

Remuneration

The directors may determine remuneration to be paid to the directors. The compensation committee will assist the directors in reviewing and approving the compensation structure for the directors.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General

Prior to completion of our Reverse Merger with VT Marketing Services, Inc. in November 2006, our Chairman, Chief Executive Officer, and President, Mr. Yu Kwai Chong, determined the compensation for our executive officers that was earned and paid. Prior to the year of 2007, the compensation consisted solely of each executive officer’s salary, other than an automobile allowance for Mr. Chong, and none of our executive officers received a cash bonus. We believe that the salaries paid to our executive officers during 2006, 2005, and 2004 were indicative of the fair value of the services provided to us, as measured by the local market in China.

After completion of the Reverse Merger, compensation packages for fiscal 2007 were proposed by Mr. Chong, and subsequently reviewed and approved by our Compensation Committee after its formation in June 2007. In September 2007, we entered into three-year employment agreements (the “Employment Agreements”) with each of our executive officers. The level and components of the compensation packages for our executive officers under the Employment Agreements were primarily determined based upon comparisons with the compensation packages of certain public companies in the United States and Hong Kong, in addition to the compensation packages of private Chinese jewelry companies with which Mr. Chong had a relationship and was able to obtain such information. We reviewed and evaluated the compensation packages of specialty jewelry manufacturers, distributors and retailers, in addition to other Chinese specialty companies engaged in the manufacture and distribution of consumer products. As a result of these criteria, we reviewed the following companies:

•
Jewelry companies listed in the United States: LJ International, Inc. (NasdaqNM: JADE), Man Sang Holdings, Inc. (Amex: MHJ), House of Taylor Jewelry, Inc. (NasdaqSC: HOTJ), and Finlay Enterprises, Inc. (NasdaqNM:FNLY).

•
Hong Kong / Chinese jewelry companies: Chow Sang Sang Holdings International Ltd. (SSEHK:116), Luk Fook Holdings International Ltd. (SSEHK:590), Ming Fung Jewelery Group Limited. (SSEHK:860), and Hang Fung Gold Technology Limited (SSEHK:870).

•
Hong Kong / Chinese companies listed in the United States: Wonder Auto Technology, Inc. (NasdaqNM:WATG — manufacturer of automotive electrical parts in China), SORL Auto Parts, Inc. (NasdaqNM:SORL — manufacturer and distributor of commercial vehicle air brake valves and related components in China and internationally), and Orsus Xelent Technologies, Inc. (Amex:ORS — designer for retail and wholesale distribution of cellular phones).

We focused our evaluation and analysis on companies of similar market size and stage of growth, while taking into account our relative performance and our own strategic goals. We believe that the companies that we evaluated are comparable to us and provided valuable guidance to us in setting the appropriate levels and form of compensation for our executive officers. After reviewing the salary and equity components of compensation from these companies, Mr. Chong proposed the levels of compensation of our executive officers based upon this information. Our Compensation Committee reviewed and approved the compensation packages and the Employment Agreements, and we subsequently entered into the Employment Agreements. The Employment Agreements provide for substantially higher compensation packages for our executive officers as compared to previous years. The increase in compensation is primarily due to the increased level of responsibilities to be assumed by each of these executives after we become a publicly-listed company. In the future, the Compensation Committee will determine compensation packages for our executive officers, which may be based upon recommendations or proposals from Mr. Chong or other executive officers.

Employment Agreements

Below is a summary of the compensation packages to our executive officers under the Employment Agreements, each effective as of October 23, 2007.

Yu Kwai Chong, our Chief Executive Officer, receives an annual salary of $200,000 and an automobile allowance of approximately $52,000 as well as stock options to be granted on an annual basis to acquire shares of the common stock with a market value of 2% of our annual profit, approximately, before tax, not exceeding $200,000 in value as set forth in our annual report on Form 10-K for the relevant period as filed with the SEC. The stock options will have a life of 10 years and an exercise price equal to 110% of the fair market value of our common stock on the date of the grant.

Ching Wan Wong, our Chief Financial Officer, receives an annual salary of $160,000 and was granted, on the effective date of the employment agreement, stock options with three-year terms to acquire 600,000 shares of common stock at a per share exercise price of $9.00, representing the market value on the date of the grant. One-third of the stock options were vested upon the effective date of the employment agreement and the remaining two-thirds will vest in two equal annual installments over the 24-month period after the date of grant.

Each of Lie Xi Zhang, our Chief Operating Officer, and Xi Zhou Zhuo, our Marketing Director, receives an annual salary of $120,000 and stock options to be granted on an annual basis to acquire shares of common stock with a market value of 1% of our annual profit before tax, not exceeding $120,000 in value as set forth in our annual report on Form 10-K for the relevant period as filed with the SEC. The stock options have a life of 10 years and an exercise price equal to 100% of the fair market value of our common stock on the date of the grant.

Heung Sang Fong, our Vice President of Corporate Development, receives an annual salary of $120,000 and stock options with three-year terms to acquire 600,000 shares of common stock at $9.00, representing the market value on the date of the grant. One-third of the stock options were vested upon the date of grant and the remaining two-thirds will vest in two equal annual installments over the 24-month period after the grant date.

Objectives and Components of Executive Compensation

Our Compensation Committee determines compensation for our executive officers with the goal of attracting and retaining high quality executive officers and encouraging them to work as effectively as possible on our behalf. Compensation is designed to reward executive officers for successfully meeting their individual functional objectives and for their contributions to our overall development. Key areas of corporate performance taken into account in setting compensation policies and decisions are profitability, growth of sales, and cost control. The key factors may vary depending on areas of business in which the executive officer’s work is focused on. Compensation for our Chief Executive Officer, Chief Operating Officer, and Marketing Director consists of salary and equity compensation. While salary is a set amount, as described above, the equity compensation is directly tied to our performance for each fiscal year. Our annual profit before tax will determine the value of options to be granted to our Chief Executive Officer, Chief Operating Officer, and Marketing Director. We will annually grant to our Chief Executive Officer stock options to acquire shares of common stock with a market value of 2% of our annual profit before tax, not exceeding $200,000, and a similar grant of options will be made to each of our Chief Operating Officer and Marketing Director, except that the options will be to purchase shares of common stock having a market value of 1% of our annual profit before tax, not to exceed $120,000.

Our Compensation Committee performs, at least annually, a review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers. For officers other than our Chief Executive Officer, Chief Operating Officer, and Marketing Director, the Compensation Committee evaluates profitability, growth of sales, and cost control as a measurement of company performance in determining if, and at what amounts, stock option grants should be made. Commencing with fiscal 2008, we intend to establish a policy of setting company performance targets and budgets prior to each fiscal year and then having the Compensation Committee use these targets and budgets at the end of the respective fiscal year as a factor in determining whether our salary and equity compensation is adequate.

Our Compensation Committee, in its annual review, will also determine if our compensation is adequate as relative to comparable officers in other companies with which we compete for executives. Those companies to be evaluated and analyzed will consist of specialty jewelry manufacturers, distributors and retailers, in addition to other Chinese specialty companies in the manufacture and distribution of consumer products of similar market size and stage of growth. The companies may or may not be public companies or companies located in the PRC or even, in all cases, companies in the jewelry business. The companies that the Compensation Committee reviews will include the comparable companies listed above. In addition, the Compensation Committee will review other companies of a size, scope and magnitude similar to us at the time of our Compensation Committee conducts its annual review, which may include companies not currently listed or reporting. We believe that the companies that our Compensation Committee evaluates are comparable to us and can provide valuable guidance to us in determining whether the levels and forms of compensation for our executive officers are adequate. Based on its review of these companies, the Compensation Committee will determine the compensation packages for our executive officers for the relevant fiscal year.

The primary elements of compensation of our executive officers are salary and stock option grants. We do not have formal policies relating to the allocation of total compensation among salary and stock options. However, we believe that certain senior executive positions such as Chief Executive Officer, Chief Operating Officer, and Marketing Director have a more direct influence over our financial performance. As such, a greater portion of their compensation should be at-risk based on company performance. Compensation arrangements established in September 2007 for these positions are more heavily weighted on incentive compensation. As indicated above, our Chief Executive Officer, Chief Operating Officer, and Marketing Director will be granted stock options on an annual basis that have a market value, not to exceed a pre-determined amount, that is based on our annual profit before tax as set forth in our annual report on Form 10-K as filed with the SEC for the respective fiscal year. Other positions that we believe have less of a direct influence over our financial performance, such as Chief Financial Officer and Vice President of Corporate Development, will receive stock options that are not based on financial performance.

Salary

Salary is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution. We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning. Such factors were considered when the compensation packages under the Employment Agreements were created and approved.

Equity Compensation

We believe that long-term performance is aided by the use of stock-based awards, which we believe create an ownership culture among our named executive officers that fosters beneficial, long-term performance by our company. We adopted the Fuqi International, Inc. 2007 Equity Incentive Plan (“2007 EIP”) on October 22, 2007. The 2007 EIP has a total of 2,366,864 shares of common stock available for grant under the plan.

We believe the 2007 EIP provides our employees, including our named executive officers, as well as our directors and consultants, with incentives to help align their interests with the interests of stockholders. The Compensation Committee believes that the use of stock-based awards promotes our overall executive compensation objectives and expects that stock options will become a significant source of compensation for our executives.

We do not have a general equity grant policy with respect to the size and terms of option grants, but our Compensation Committee will evaluate our achievements for the fiscal year based on performance factors and results of operations such as revenues generated, cost of revenues, and net income. We do not currently have established quantitative targets. Commencing with fiscal 2008, we intend to establish a policy of setting company performance targets and budgets prior to each fiscal year and then having the Compensation Committee use these targets and budgets at the end of the respective fiscal year as a factor in determining if, and at what amount, a stock option grant should be made to each of our executive officers. We expect our established targets and budgets to be challenging yet achievable by our company and executive officers. In addition, we expect to set a minimum threshold for stock option grants at a certain percentage of the target and budget, yet to be determined. Based on the target and budget goals, the Compensation Committee will have discretion in determining what stock option grants are appropriate for the fiscal year.

We also conduct an annual evaluation of the achievement level of an executive based on individual performance measurements, such as contribution to the achievement of the company’s goals and individual performance metrics based on their positions and responsibilities. Stock options will generally be made at the end of each fiscal year.

As indicated above, our Chief Executive Officer, Chief Operating Officer, and Marketing Director were granted stock option grants that have a market value, not to exceed a pre-determined amount, that is based on our annual profit before tax as set forth in our annual report on Form 10-K as filed with the SEC for the respective fiscal year. In addition, our Chief Financial Officer and Vice President of Corporate Development each received 600,000 stock options at a per share exercise price of $9.00 with a three-year term, with one-third vesting upon the date of grant and the remaining two-thirds vesting in two equal annual installments over the 24-month period after the date of grant. We believe that our Chief Financial Officer and Vice President of Corporate Development played pivotal roles in the planning, execution, and completion of our recent public offering that was completed on the date of grant and the stock options were intended to reward them for such contributions and the vesting schedule is intended to encourage continued contributions in the near future.

As permitted under the 2007 EIP, we expect that the vesting schedule for option grants will differ in light of the purpose for the option grant. The option grants to our Chief Financial Officer and Vice President of Corporate Development, as described above, have shorter vesting schedules to reward them for contributions to our public offering and encourage continued contributions in the near future. The Compensation Committee will determine the vesting schedule of option grants and tie the vesting schedule to the purpose of the grant. For example, we expect to have extended vesting schedules for normal option grants to provide incentives for long-term performance.

Summary Compensation Table

The following table sets forth information concerning the compensation for the three fiscal years ended December 31, 2007, 2006, and 2005 of the principal executive officer, principal financial officer, in addition to, as applicable, our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as our executive officer at the end of the last fiscal year (collectively, the “Named Executive Officers”).

Name and Position	Year	Salary ($)		Bonus ($)		Options Award ($)		All Other Compensation ($)		Total ($)
Yu Kwai Chong	2007	56,050	(1)	—		—		$31,400	(2)(3)	87,450
President, CEO and Chairman of the Board	2006	7,384		—		—		31,400	(2)(3)	38,784
	2005	5,000		—		—		31,400	(2)(3)	36,400
Ching Wan Wong	2007	87,450	(4)	87,941	(5)	$321,392	(6)	—		496,783
Chief Financial Officer	2006	56,410		—		—		—		56,410
	2005	8,000		—		—		—		8,000
Heung Sang Fong(7)	2007	76,154		—		321,392	(6)	—		397,546
Executive Vice President of	2006	5,026		—		—		—		5,026
Corporate Development	2005	—		—		—		—		—

______
(1)	Effective October 23, 2007, Mr. Chong’s annual salary was increased to $200,000.
(2)	Excludes dividends paid to Mr. Chong, as the sole stockholder of Fuqi’s subsidiary, totaling $0, $2,739,726, and $5,421,687, during the years ended December 31, 2007, 2006, and 2005, respectively.
(3)	We acquired a new company car costing approximately $157,000 for the use of Mr. Chong in 2005. The value of the car is being amortized over 5 years.
(4)	Effective October 23, 2007, Mr. Wong’s annual salary was increased to $160,000.
(5)
Represents a one-time discretionary bonus of $89,941 in connection with the exercise of Series C Plan and Series E Plan warrants in June 2007. We provided a notice of redemption, and upon expiration of the call period on June 8, 2007, warrants had been exercised for a total of 579,138 shares of our common stock for total gross proceeds from conversion of $2,931,357; all other remaining Series C Plan and Series E Plan warrants expired unexercised.

(6)
Valuation based on the amount of option grants recognized for financial statement reporting purposes pursuant to SFAS 123(R). The assumptions used with respect to the valuation of option grants are set forth in our Annual Report under Item 8 “Fuqi International, Inc. Consolidated Financial Statements—Notes to Financial Statements—Note 1— Summary of Significant Accounting Policies—Stock Based Payments.”

(7)	Mr. Fong joined the Company in December 2006.

Grants of Plan-Based Awards in 2007

The following table summarizes our awards made to our named executive officers under the 2007 Equity Incentive Plan.

	Grant Date	Number of Shares of Common Stock Underlying Options		Exercise of Base Price of the Options Award ($/Sh)		Grant date of Fair Value of Stock and Options Awarded
Yu Kwai Chong	--	--		--		--
Ching Wan Wong	10/26/07	600,000	(1)	$9.00	(2)	$826,436	(3)
Heung Sang Fong	10/26/07	600,000	(1)	$9.00	(2)	$826,436	(3)

(1)
Valuation assumptions are found in our Annual Report for the year ended December 31, 2007 under Item 8 “Fuqi International, Inc. Consolidated Financial Statements —Notes to Financial Statements—Note 1—Summary of Significant Accounting Policies—Stock-Based Payments.”

(2)	Equal to the per share offering price of our shares of common stock in our initial public offering that closed on October 26, 2007.
(3)	One-third of the stock options were vested on date of grant and the remaining two-thirds will vest in two equal annual installments over the 24-month period after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2007.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Yu Kwai Chong	—	—	—	—	—
Ching Wan Wong(1)	200,000	400,000	—	$9.00	10/26/2010
Heung Sang Fong(1)	200,000	400,000	—	$9.00	10/26/2010
_______________

(1)	One-third of the stock options were vested upon dated of grant and the remaining two-thirds will vest in two equal annual installments over the 24-month period after the date of grant.

Option Exercises and Stock Vested in Fiscal 2007

There were no option exercises or stock vested in 2007.

Director Compensation

For the year ended December 31, 2006, none of the members of our Board of Directors received compensation for his or her service as a director. In June 2007, we adopted a director compensation policy. We currently pay our non-employee directors the following compensation:

•	Base Annual Board Service Fee: Each independent director is paid $5,000 per quarter (or $20,000 annually).

•
In-Person Board Meeting Fee: Each independent director is paid $2,000 for in-person attendance at each in-person board meeting. No fees are paid for telephonic meetings or telephonic attendance at in-person board meetings.

•
Base Annual Committee Service Fee: Each member of the compensation committee receives $2,000 annually and each member of the audit committee receives $2,500 annually for committee service. In addition, the chairman of the audit committee receives $3,000 annually.

•	Expenses: Each director receives expense reimbursement for reasonable travel for in-person board and committee meeting attendance.

Independent directors are eligible to receive, from time to time, grants of options to purchase shares under our 2007 Equity Incentive Plan as determined by the board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Hon. Lily Lee Chen	10,000	-	$14,804	-	-	-	24,804
Victor A. Hollander	13,750	-	$14,804	-	-	-	28,554
Eileen B. Brody	12,250	-	$14,804	-	-	-	27,054
Jeff Haiyong Liu	12,250	-	$14,804	-	-	-	27,054
______
(1)
At the closing of our public offering in October 2007, the Board granted ten-year stock options to each independent director to purchase 30,000 shares of our common stock, at an exercise price equal to $9.00 per share, with 15,000 shares vest immediately and the remaining 15,000 shares to vest in equal quarterly installments over one year from the date of the grant. Valuation based on the amount of option grants recognized for financial statement reporting purposes pursuant to SFAS 123(R). The assumptions used with respect to the valuation of option grants are set forth in our Annual Report under Item 8 “Fuqi International, Inc. Consolidated Financial Statements—Notes to Financial Statements—Note 1— Summary of Significant Accounting Policies—Stock Based Payments.”

Equity Incentive Plans

We adopted the Fuqi International, Inc. 2007 Equity Incentive Plan (“2007 EIP”) in October 2007. We had a 2006 Equity Incentive Plan (“2006 EIP”), which we canceled and terminated immediately prior to the adoption of the 2007 EIP. Summaries of the pertinent provisions of both the 2006 EIP and 2007 EIP appear below.

2006 Equity Incentive Plan (terminated in 2007)

In November 2006, our stockholders approved an equity incentive plan (“2006 EIP”) for employees, non-employee directors and other service providers covering 1,775,148 shares of common stock. Any options granted under the 2006 EIP may have been either “incentive stock options,” as defined in Section 422A of the Internal Revenue Code, or “nonqualified stock options,” subject to Section 83 of the Internal Revenue Code, at the discretion of our board of directors and as reflected in the terms of the written option agreement. We cancelled and terminated the 2006 EIP on October 22, 2007. There are no options outstanding under the 2006 EIP.

2007 Equity Incentive Plan (adopted in 2007)

We adopted the 2007 EIP in October 2007. Our employees, officers and directors (including employees, officers and directors of our affiliates) are all eligible to participate in the 2007 EIP. Administration of the 2007 EIP is carried out by our Board of Directors or any committee of the Board of Directors to which the Board of Directors has delegated all or a portion of responsibility for the implementation, interpretation or administration of the equity incentive plan. The administrator of the 2007 EIP will select the participants who are granted stock options or stock awards and, consistent with the terms of the equity incentive plan, will establish the terms of each stock option or stock award. The maximum period in which a stock option may be exercised will be fixed by the administrator, but in no event longer than ten years.

The 2007 EIP authorizes the issuance of options to purchase shares of common stock under the Option Grant Program and the grant of stock awards under the Stock Issuance Program. Although the administrator determines the exercise prices of options granted under the 2007 EIP, the exercise price per share may not be less than 100% of the “fair market value,” as defined in the equity incentive plan, on the date of grant. Options that are granted under the equity incentive plan vest and terminate over various periods at the discretion of the Board of Directors or any committee authorized by the Board of Directors, but subject to the terms of the plan. Under the Stock Issuance Program, shares of our common stock may be issued through direct and immediate issuance without any intervening options grants.

The 2007 EIP will terminate upon the earliest of (i) the expiration of the ten year period measured from the date we adopt the plan, (ii) the date on which all shares available under the plan have been issued as vested shares, or (iii) the termination of all outstanding options in connection with a change in our ownership or control. Nevertheless, options granted under the 2007 EIP may extend beyond the date of termination. Under the 2007 EIP, the maximum number of shares of common stock that may be subject to stock options or stock awards is 2,366,864. There were 1,320,000 options, each exercisable at $9.00 per share, outstanding under the 2007 EIP as of December 31, 2007.

Indemnification of Directors and Executive Officers and Limitations of Liability

In December 2006, we changed our state of incorporation from Nevada to Delaware and we are now governed by Delaware law and the certificate of incorporation and bylaws of the new Delaware corporation. Under Section 145 of the General Corporation Law of the State of Delaware, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws provide for the indemnification of our directors to the fullest extent permitted by the Delaware General Corporation Law. Our bylaws further provide that our Board of Directors has discretion to indemnify our officers and other employees. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or executive officer in connection with that proceeding on receipt of an undertaking by or on behalf of that director or executive officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under the bylaws or otherwise. We are not, however, required to advance any expenses in connection with any proceeding if a determination is reasonably and promptly made by our Board of Directors by a majority vote of a quorum of disinterested Board members that (i) the party seeking an advance acted in bad faith or deliberately breached his or her duty to us or our stockholders and (ii) as a result of such actions by the party seeking an advance, it is more likely than not that it will ultimately be determined that such party is not entitled to indemnification pursuant to the applicable sections of our bylaws.

We have been advised that in the opinion of the Securities and Exchange Commission, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. As of the Effective Time of the Reverse Merger, we had not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

•	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

•	obtain directors’ and officers’ insurance.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of April 25, 2008 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock based on 20,924,843 issued and outstanding shares of common stock as of April 25, 2008, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Fuqi International, Inc., 5/F., Block 1, Shi Hua Industrial Zone, Cui Zhu Road North, Shenzhen, 518019, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned
Directors and Executive Officers
Yu Kwai Chong	President, Chief Executive Officer and Chairman of the Board	11,175,543	53.4%
Lie Xi Zhuang	Chief Operating Officer and Director	—	—
Ching Wan Wong	Chief Financial Officer and Director	200,000(1)	*
Xi Zhou Zhuo	Marketing Director	—	—
Heung Sang Fong	Executive Vice President, Corporate Development	200,000(1)	*
Hon. Lily Lee Chen	Director	22,500(1)	*
Eileen B. Brody	Director	22,500(1)	*
Victor A. Hollander	Director	22,500(1)	*
Jeff Haiyong Liu	Director	22,500(1)	*
Officers and Directors as a group (total of 9 persons)		11,665,543(2)	53.4%
_______
*	Indicates less than 1%.
(1)	Consists of shares of common stock underlying options that are currently exercisable or exercisable within 60 days of April 25, 2008.
(2)	Includes 490,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days of April 25, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Fuqi BVI Share Exchange Agreement

On November 20, 2006, Fuqi BVI effected the Reverse Merger by entering into a share exchange agreement with VT Marketing Services, Inc. (“VT”) and Mr. Yu Kwai Chong, who is our current Chief Executive Officer and Chairman of the Board of the Directors. Pursuant to the Reverse Merger, Mr. Chong, as the sole shareholder of Fuqi BVI, agreed to exchange all of his shares of Fuqi BVI for shares of VT and VT agreed to acquire all of the issued and outstanding capital stock of Fuqi BVI. VT was formed as part of the implementation of a Chapter 11 reorganization plan of visitalk.com, Inc., which became effective on September 17, 2004. The Reverse Merger closed on November 22, 2006 and VT issued an aggregate of 11,175,543 shares of common stock in exchange for all of the issued and outstanding securities of Fuqi BVI. Upon the close of the Reverse Merger, VT became the 100% parent of Fuqi BVI and assumed the operations of Fuqi BVI and its subsidiary as its sole business. We issued to Mr. Yu Kwai Chong, who was the sole Fuqi BVI stockholder, 11,175,543 shares of common stock in exchange for all of the issued and outstanding shares of capital stock of Fuqi BVI. The new shares issued to Mr. Chong represented 91.2% of our voting capital stock immediately after the Reverse Merger. Mr. Chong is also the Chairman of Fuqi BVI and our Chief Executive Officer and Chairman of the Board. Prior to the effective date of the Reverse Merger, Bay Peak LLC (“Bay Peak”) beneficially owned substantially all of our capital stock. Bay Peak currently owns approximately 3.8% of our issued and outstanding shares of common stock.

Transactions with Bay Peak

On July 21, 2006, VT Marketing Services Inc. (“VT”), the predecessor of Fuqi International, Inc., sold 809,918 shares of common stock to Bay Peak, of which 5,184 shares were subsequently cancelled upon the close of the Reverse Merger. The shares issued to Bay Peak represented 75% of the outstanding shares of VT at that time. Cory Roberts, the President of Bay Peak and former President of VT, resigned from VT upon the closing of the Reverse Merger on November 22, 2006.

On May 2, 2007, we entered into a letter agreement with Bay Peak to assist us in the potential exercise of outstanding Series C Plan Warrants and Series E Plan Warrants (the “Warrants”). We issued a notice of redemption on May 10, 2007 pursuant to which the Warrants would be redeemed on June 8, 2007. Pursuant to the letter agreement, Bay Peak provided advisory services with respect to the redemption and potential exercise of the Warrants prior to the redemption. We agreed to pay Bay Peak an advisory fee of $10,000, a bonus fee of 6% of the gross proceeds from the exercise of the Warrants (approximately $178,000) and out-of-pocket expenditures of $10,000.

Further to a registration rights agreement with Bay Peak, we agreed to register shares of our common stock held by it upon request after the expiration of the 180-day lock-up period commencing from the date of the initial public offering if we are then eligible to use Form S-3 and if such shares are not then saleable under Rule 144.

Yu Kwai Chong

Mr. Yu Kwai Chong, who is our controlling stockholder, President, Chief Executive Officer and Chairman of the Board, has conducted various related party transactions with our company in the past. These transactions include the following:

•
During the period from the inception of Fuqi China in April 2001 until November 22, 2006, when Mr. Chong ceased to be our sole stockholder, Mr. Chong collected a portion of our revenues directly from our customers as the primary contact with our customers. During the years ended December 31, 2007, 2006 and 2005, our total net sales amounted to $0, $92.4 million, and $72.6 million, and the amounts collected by Mr. Chong totaled $0, $3.0 million, and $6.1 million, respectively. Beginning December 2006, Mr. Chong stopped collecting cash revenue on behalf of our company and all revenues are now deposited into our bank accounts. The revenues collected by Mr. Chong were included in the total revenue amounts in our audited consolidated financial statements for the years ended December 31, 2007, 2006, and 2005.

•
Prior to December 31, 2006, Mr. Chong frequently borrowed from us since the inception of our operations to fund personal liquidity needs. As of December 31, 2006, we permanently discontinued this practice and Mr. Chong repaid the balance to us in full. On aggregate, we loaned $0, $51.5 million, and $90.0 million to Mr. Chong, and collected $0, $58.4 million, and $75.6 million, during the years ended December 31, 2007, 2006, and 2005, respectively. Outstanding balance due from Mr. Chong to us was $nil as of December 31, 2007 and 2006.

•
We have frequently borrowed from Mr. Chong since the inception of our operations to satisfy our short-term working capital needs. On aggregate, we borrowed $0, $23.5 million, and $0, from Mr. Chong and repaid $0, $23.1 million, and $0 during the years ended December 31, 2007, 2006, and 2005. Outstanding loans payable to Mr. Chong amounted to $0 and $422,909 as of December 31, 2007 and 2006, respectively.

•
Prior to the Reverse Merger, we declared dividends to Mr. Chong, as our sole stockholder, totaling $0, $2.7 million, and $5.4 million during the years ended December 31, 2007, 2006, and 2005, respectively, which offset the amounts due from Mr. Chong.

•
Rong Xing (Group) Co., LTD., a company owned and controlled by Mr. Chong, guarantees and provides real property to secure loan facilities that we have taken with several banks. The guarantee is provided at no charge to us.

We did not charge any interest on receivable from nor pay any interest on amount due to related parties.

Heung Sang Fong

Our current Executive Vice President of Corporate Development, Heung Sang Fong, was the managing partner of Iceberg Financial Consultants (“IFC”), a financial advisory firm based in China that advises Chinese clients in capital raising activities in the United States. In April 2006, IFC was engaged to assist in the Reverse Merger between Fuqi BVI, Mr. Yu Kwai Chong, and VT Marketing Services, Inc. The Reverse Merger closed in November 2006. For the year ended December 31, 2006, we paid IFC a total of $0 in compensation for its services.

Ching Wan Wong

Our Chief Financial Officer, Ching Wan Wong was paid a one-time discretionary bonus of $89,941 in connection with the exercise of Series C Plan and Series E Plan warrants in June 2007. We provided a notice of redemption, and upon expiration of the call period on June 8, 2007, warrants had been exercised for a total of 579,138 shares of our common stock for total gross proceeds from conversion of $2,931,357; all other remaining Series C Plan and Series E Plan warrants expired unexercised.

Policy for Approval of Related Party Transactions

Our policy is to have our Audit Committee review and pre-approve any related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, or adherence to standards of business conduct as required by our policies.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Stonefield Josephson, Inc. for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2007 and December 31, 2006 and fees billed for other services rendered by Stonefield Josephson, Inc. during those periods.

	Year ended December 31,
	2007	2006

Audit Fees(1)	$305,950	$161,155
Audit-Related Fees(2)	152,150	10,770
Tax Fees(3)	23,700	-
All Other Fees	-	-
Total	$481,800	$171,925
____
(1)
Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Stonefield Josephson, Inc. in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

(3)	Tax Fees consist of fees billed for corporate tax return preparation for the years ended December 31, 2006, 2005 and 2004.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our audit committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our audit committee pre-approved the audit service performed by Stonefield Josephson, Inc. for our consolidated financial statements as of and for the year ended December 31, 2007. As our audit committee was formed only in June 2007, there was no such pre-approval by our audit committee before Stonefield Josephson, Inc. performed their audit in years 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3. Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on April 29, 2008.

FUQI INTERNATIONAL, INC.

By:	/s/ Yu Kwai Chong
Name Yu Kwai Chong
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yu Kwai Chong	Chief Executive Officer and President (Principal Executive Officer)	April 29, 2008
Yu Kwai Chong

/s/ Ching Wan Wong	Chief Financial Officer and Director (Principal Financial Officer and Accounting Officer)	April 29, 2008
Ching Wan Wong

*	Chief Operating Officer and Director	April 29, 2008
Lie Xi Zhuang

*	Director	April 29, 2008
Hon. Lily Lee Chen

*	Director	April 29, 2008
Eileen B. Brody

*	Director	April 29, 2008
Victor A. Hollander

*	Director	April 29, 2008
Jeff Haiyong Liu
____

*By:	/s/ Yu Kwai Chong
Yu Kwai Chong, Attorney-in-Fact
April 29, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

Exhibit Number	Description of Exhibit
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

10.16**	Lease agreement dated October 10, 2007 for office space in San Jose, California.

10.17**	Lease agreement dated February 20, 2008 for office space in Hong Kong.

10.18
Asset Purchase Agreement dated April 18, 2008 entered into between the Fuqi International Holdings Co., LTD., Beijing Yinzhong Tianmei Jewelry Co., LTD., Shanghai Tianmei Jewelry Co., LTD., and Chujian Huang (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2008)

10.19
Intellectual Property Transfer Agreement dated April 18, 2008 entered into between the Registrant, the Fuqi International Holdings Co., LTD., and Chujian Huang (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2008).

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
** Previously filed.