Form 10-Q
period 2008-03-31
FUQI INTERNATIONAL, INC.
filed 2008-05-15
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM    _____________   TO _______________

Commission File Number:
001-33758

Fuqi International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1579407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5/F., Block 1, Shi Hua Industrial Zone, Cui Zhu Road North, Shenzhen, 518019, People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

86 (755) 2580-1888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 15, 2008 the registrant had issued and outstanding 20,924,843 shares of common stock, par value $0.001 per share.

FUQI INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

i

 PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Fuqi International, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$28,856,716	$63,293,653
Restricted cash	-	410,700
Accounts receivable, net of allowance for doubtful accounts of $729,000 and $470,000 for 2008 and 2007	29,469,886	23,864,141
Refundable value added taxes	7,694,254	2,094,946
Inventories	64,150,655	29,639,236
Prepaid expenses and other current assets	1,563,868	1,700,432
Deferred taxes	1,893,774	79,402
Total current assets	133,629,153	121,082,510

Property, equipment, and improvements, net	1,779,011	1,495,861
Deposits	101,681	97,706
Other assets	38,941	38,513

	$135,548,786	$122,714,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$14,247,044	$15,743,504
Line of Credit	1,424,704	1,369,000
Accounts payable and accrued liabilities	1,217,277	662,662
Accrued business tax	176,391	498,792
Customer deposits	7,678,672	5,278,534
Income tax payable	3,034,686	1,902,443
Total current liabilities	27,778,774	25,454,935

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized and 20,924,843 shares issued and outstanding for 2008 and 2007	20,925	20,925
Additional paid in capital	77,597,906	77,449,355
Accumulated foreign currency translation adjustments	6,951,768	2,985,035
Retained earnings	23,199,413	16,804,340

Total stockholders' equity	107,770,012	97,259,655

	$135,548,786	$122,714,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$77,566,359	$27,960,269

Cost of sales	68,754,984	24,796,149

Gross profit	8,811,375	3,164,120

Operating expenses:
Selling and marketing	397,396	193,757
General and administrative	1,509,177	421,512

Total operating expenses	1,906,573	615,269

Income from operations	6,904,802	2,548,851

Other income (expenses):
Interest expense	(363,220)	(247,167)
Interest income	8,959	-
Change of fair value of inventory loan payable	-	(41,161)
Gain from derivative instrument	840,522	-
Miscellaneous	126,782	-

Total other income (expenses)	613,043	(288,328)

Income before provision for income taxes	7,517,845	2,260,523

Provision for income taxes	1,122,772	377,319

Net income	6,395,073	1,883,204

Other comprehensive income - foreign currency translation adjustments	3,966,733	110,060

Comprehensive income	$10,361,806	$1,993,264

Earnings per share - basic	$0.31	$0.15

Earnings per share - diluted	$0.31	$0.12

Weighted average number of common shares - basic	20,924,843	12,257,624

Weighted average number of common shares- diluted	20,924,843	15,729,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Increase (Decrease) in Cash

	Three Months Ended March 31,
	2008	2007
Cash flows provided by operating activities:
Net income	$6,395,073	$1,883,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,232	79,417
Change of fair value of inventory loan payable	-	41,161
Bad debt	237,928	39,995
Stock-based compensation expense	148,551	-

Changes in operating assets and liabilities:
Accounts receivable	(4,817,841)	49,256
Refundable value added taxes	(5,448,855)	(1,248,343)
Inventories	(32,911,543)	(8,396,043)
Prepaid expenses and other current assets	194,923	76,057
Deposits related to borrowings on notes payable	-	642,276
Deferred taxes	(1,789,723)	(12,173)
Other assets	1,126	1,031
Accounts payable, accrued expenses, accrued business tax, and accrued estimated penalties	(285,464)	221,495
Customer deposits	2,158,525	1,606,579
Inventory loan payable	-	662,446
Income tax payable	1,043,382	344,426
Net cash used for operating activities	(34,969,686)	(4,009,216)

Cash flows provided by (used for) investing activities:
Purchase of property, equipment and improvements	(81,722)	(7,638)
Decrease (Increase) in restricted cash	422,357	(387,047)
Net cash provided by (used for) investing activities	340,635	(394,685)

Cash flows provided by (used for) financing activities:
(Repayments to) Proceeds from short-term borrowing	(2,111,784)	1,935,234
Proceeds from loans borrowed from stockholder	-	202,272
Repayments to loans payable to stockholder	-	(508,249)
Net cash (used for) provided by financing activities	(2,111,784)	1,629,257

Effect of exchange rate changes on cash	2,303,898	122,789

Net decrease in cash	(34,436,937)	(2,651,855)

Cash, beginning of the period	63,293,653	13,354,981

Cash, end of the period	$28,856,716	$10,703,126

Supplemental disclosure of cash flow information:

Interest paid	$296,120	$231,172

Income taxes paid	$1,869,312	$45,067

Non-cash disclosure:

Non monetary exchanges related to certain retail sales	$231,472	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization, Nature of Business and Basis of Presentation:

Fuqi International, Inc. ("Fuqi” or the "Company") is a leading designer of high quality precious metal jewelry in China, developing, promoting, and selling a broad range of products to the Chinese luxury goods market. The Company operates in two divisions: (i) production and (ii) sales and marketing. The production division is responsible for all manufacturing of jewelry products, while the sales and marketing division is responsible for all of the selling and marketing functions of the products, including customer relationships and customer service. The Company has been selling its products to wholesalers and distributors since the inception of its operations. Since May 2007, the Company has been expanding its retail jewelry strategy through selling its products in retail counters in department stores. The Company grants credit to the majority of its wholesale and distribution customers, which are located throughout the PRC, and the Company does not generally require collateral.

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of the management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Fuqi as of March 31, 2008 and the results of operations and the cash flows for the three month periods ended March 31, 2008 and 2007. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. The Company’s business is seasonal in nature, with its sales and net income generally higher in the fourth calendar quarter.

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

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(1)	Organization, Nature of Business and Basis of Presentation (continued):

Basic and Diluted Earnings Per Share

As of March 31, 2008, the Company had common stock equivalents of 1,320,000 shares upon the exercise of stock options, which were excluded from the computation of diluted earnings per share as their effect is not dilutive. As of March 31, 2007, the Company had common stock equivalents of 9,968,628 shares upon the exercise of the plan warrants. The Company delivered a notice of redemption to the warrant holders in May 2007, and all of the warrants were either exercised or redeemed and cancelled in June 2007. The computation of dilutive potential common shares for the periods is shown as follows:

	As of March 31,
	2008	2007

Basic weighted average shares	20,924,843	12,257,624
Effect of dilutive securities	-	3,471,384
Dilutive potential common shares	20,924,843	15,729,008

Stock-based Compensation

Stock options have been granted to certain of our officers and directors pursuant to the 2007 Equity Incentive Plan. Stock options are grants of shares of our common stock which typically vest over time and are valued at the fair market value of our publicly traded stock on the date of issuance and charged to expense on a straight-line basis over the respective vesting period (generally one to two years). For the three months ended March 31, 2008 and 2007, no options were granted.

Stock-based compensation expense for our stock options was approximately $149,000 and $0 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, total unrecognized estimated compensation cost was approximately $905,000 which is expected to be recognized over a weighted-average period of 0.91 year relating to options for approximately 845,000 shares which were outstanding at such date but which had not yet vested. Unvested option shares are not included in reported common shares outstanding amounts.

As of March 31, 2008, options to purchase 1,320,000 shares of common stock, at exercise prices of $9.00 per share were outstanding and 475,000 of the options to purchase common shares were exercisable as of March 31, 2008. Net stock options outstanding during the three months ended March 31, 2008 represented 6.3% of outstanding shares as of March 31, 2008.

Non-monetary (Barter) Exchanges

Barter exchanges are incurred when retail customers trade-in their jewelries to obtain barter credits that can be used in lieu of cash to buy jewelry products in the Company’s retail counters. In accordance with APB 29 paragraph 20, as amended by SFAS 153, as the fair value of the customers’ jewelry is not determinable, the transaction was valued at the non-monetary asset relinquished in barter credits. These transactions have not had significant impact to our consolidated financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires additional disclosure related to derivatives instruments and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company is currently evaluating the impact of adopting SFAS No. 161.

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(2)	Inventories:

A summary of inventory is as follows:

	March 31,	December 31,
	2008	2007

Raw Materials	$38,295,781	$61,570
Work in progress	6,530,672	12,588,152
Finished goods	19,324,202	16,989,514
	$64,150,655	$29,639,236

(3)	Property, Equipment and Improvements:

A summary of property, equipment and improvements is as follows:

	March 31,	December 31,
	2008	2007

Production equipment	$1,174,649	$1,108,045
Computers	63,325	52,697
Office equipment and furniture	119,058	114,403
Automobiles	506,336	486,539
Leasehold improvement	479,052	448,000
Building	606,604	582,886
Construction-in-progress	284,940	-
	3,233,964	2,792,570
Less accumulated depreciation and amortization	1,454,953	1,296,709
	$1,779,011	$1,495,861

Depreciation and amortization expense for property, equipment, and improvements amounted to approximately $104,232 and $79,417 for the three months ended March 31, 2008 and 2007, respectively. Construction-in-progress assets represented the cost of construction work of the new diamond assembly, which was not yet completed as of March 31, 2008. No depreciation expense was recorded for the construction-in-progress until the assets are placed in service, which is expected to occur during the second quarter of 2008.

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(4)	Retail Operating Agreements:

The Company currently engages in operating six retail jewelry counters at two department stores located in the Shenyang region. Pursuant to the operating agreements executed in November 2007, the Company pays the department stores a commission fee ranging from  4.5% to 8% based on types of jewelry sales generated in these jewelry counters. Fees paid to the two department stores totaled $74,753 for the three months ended March 31, 2008 and are included in cost of sales expenses. The operating agreements have a term of one year and expire in November 2008. Sales generated from these retail counters totaled $1,208,000 for the three months ended March 31, 2008.

(5)	Notes Payable:

	March 31,	December 31,
	2008	2007
A note payable with interest at a rate of 6.732%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in January 2008. The loan was repaid.	$-	$1,848,150

A note payable with interest at a rate of 6.732%, guaranteed by affiliated companies, matures in January 2008. The loan was repaid.	-	2,053,501

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in February 2008. The loan was repaid.	-	1,026,750

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in February 2008. The loan was repaid.	-	889,850

A note payable with interest at a rate of 6.030%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in January 2008. The loan was repaid.	-	1,369,000

A note payable with interest at a rate of 6.030%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in February 2008. The loan was repaid.	-	2,121,951

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in October 2008.	1,424,704	1,369,000

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in May 2008.	997,293	958,300

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in June 2008.	1,424,704	1,369,000

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(5)	Notes Payable (continued):

	March 31, 2008	December 31, 2007
A note payable with interest at a rate of 7.29%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in July 2008.	$2,849,409	$2,738,002

A note payable with interest at a rate of 7.47%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in August 2008.	1,424,704	-

A note payable with interest at a rate of 7.47%, secured by the Company’s inventories, certain real estates properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in August 2008.	1,994,586	-

A note payable with interest at a rate of 7.47%, secured by the Company’s inventories, certain real estates properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in August 2008.	1,923,351	-

A note payable with interest at a rate of 7.47%, secured by the Company’s inventories, certain real estates properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in September 2008.	2,208,293	-

	$14,247,044	$15,743,504

(6)	Gold Future Contracts:

The Company entered into certain gold future contracts with its supplier, Shanghai Gold Exchange. Gold futures offered by Shanghai Gold Exchange are designed for full members to hedge or to acquire inventory at a preset price. The future contract arrangements include purchase call and/or put options. The Company utilized these future contracts to manage its consolidated exposure to changes in inventory values due to fluctuations in market prices and is not considered as hedges under SFAS 133. The Company’s gold futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings. For the three months ended March 31, 2008 and 2007, a total of 1.97 and 0 tons of gold were purchased under the gold future contract arrangements which represented approximately 49.6% and 0% of the Company’s total purchases during the periods. A substantial majority of these purchases were settled during the periods and a total gain of approximately $841,000 was recognized as non-operating income in the consolidated statement of income for the three months ended March 31, 2008.

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(7)	Fair Value Measurement:

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level3:
Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Assets

Derivative financial instruments	$—	$180,000	$—
Liabilities:	$—	$—	$—

The Company’s derivative financial instruments are gold future contracts based on gold price rates, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a Level 2 input. Unrealized gain of these gold future contracts at March 31, 2008 was immaterial to the condensed financial statements.

(8)	Related Party Transactions:

For the three months ended March 31, 2008, approximately $357,000 of operating expenditure, including wages and benefits of production workers and material tools and supplies was paid by the Company’s affiliate, Rong Xing Company Limited, on behalf of the Company. The Company repaid the full outstanding amount as of March 31, 2008.

(9)	Income Taxes:

The Company’s effective income tax rate was 14.9% and 16.7% for the three months ended March 31 2008 and 2007, respectively. The income tax rate for the first quarter of 2008 was lower than the tax rate for the same period of 2007 primarily due to certain income recognized during the first quarter of 2008 which was taxable for income tax purposes after it was recorded in the books. In addition, the deferred tax assets was adjusted for the effect of a change in tax rates resulting in a new PRC Enterprise Income Tax Law effective January 1, 2008, under which foreign invested enterprises and domestic companies is subject to enterprise income tax at a uniform rate of 25%. During the transition period, the tax rate is gradually increased to coincide with the new tax rate within 5 years starting from 2008 and reaching the uniform rate of 25% in 2012. As a result of the change, the deferred tax assets as of March 31, 2008 increased and the effect was allocated to the income tax provision. Our reported effective tax rate for the three months ended March 31, 2008 may not be indicative of our effective tax rates for future quarters of 2008 or for 2008 as a whole.

FUQI INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – Continued

(10)	Subsequent Events:

On April 18, 2008, the Company entered into a definitive Asset Purchase Agreement (the “Asset Purchase Agreement”) with the Shanghai Tian Mei Jewelry Co. Ltd. and Beijing Yinzhong Tian Mei Jewelry Co. Ltd. (collectively referred to as the “Temix Companies”) and Mr. Chujian Huang, as the principal of the Temix Companies. According to the terms of the Asset Purchase Agreement, Fuqi BVI will acquire substantially all of the assets of the Temix Companies for an aggregate purchase price of USD $11.4 million, and 20% of this amount be placed into an escrow account for the six-month period following closing for any undiscovered inventory defects or descriptions.

On April 18, 2008, the Company, Fuqi BVI, and Mr. Huang entered into a definitive Intellectual Property Transfer Agreement (“IP Transfer Agreement”) pursuant to which Mr. Huang will receive 55 million Yuan RMB, which is equal to approximately USD $7.9 million, in shares of common stock of the Company in exchange for all of the intellectual property rights related to the business of the Temix Companies. The number of shares to be received by Mr. Huang, which is a total of 1,080,666 shares, is based on the average closing price of the Company’s common stock on the Nasdaq Global Market during the 45-day period prior to the date the IP Transfer Agreement was executed. One-half of the shares will be issued to Mr. Huang at closing and the other one-half will be placed into an escrow account at closing for the two-year period following the closing and will only be transferred to Mr. Huang if the business of the Temix Companies meets certain performance targets as set forth in the IP Transfer Agreement. The acquisitions in aggregate are not considered significant, therefore, proforma financial information is not presented.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following: vulnerability of our business to general economic downturn; fluctuation and unpredictability of costs related the gold, platinum and precious metals and other commodities used to make our products; changes in the laws of the PRC that affect our operations; our inexperience in the retail jewelry market; and our ability to obtain all necessary government certifications and/or licenses to conduct our business. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion should be read in conjunction with our 2007 Form 10-K filed with the SEC on March 28, 2008 and the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Fuqi” refers to Fuqi International, Inc. and our wholly-owned subsidiaries.

OVERVIEW

We are a leading designer of high quality precious metal jewelry in China, developing, promoting, and selling a broad range of products in the large and rapidly expanding Chinese luxury goods market. Our products consist of a range of unique styles and designs made from precious metals such as platinum, gold, and Karat gold (K-gold), as well as diamonds and other precious stones.  We continuously innovate and change our designs based upon consumer trends in China. By continuously creating new designs and rapidly bringing them to market, we are able to differentiate ourselves from our competitors and strengthen our brand identity. Our design database presently contains approximately 28,000 unique products.

We have historically sold our products directly to department stores, regional distributors, and retailers, who then sell our products to consumers through both retail counters located in department stores and in other traditional stand-alone jewelry stores. Since the second quarter of 2007, we initiated our retail strategy in order to benefit from the potentially larger margins from direct sales to customers. We currently operate six retail counters at two department stores in the Shengyan region. During 2008, we plan to increase our investment of resources into our retail strategy. In April 2008, we executed an agreement to acquire two affiliated companies, Shanghai Tian Mei Jewelry Co. Ltd. and Beijing Yinzhong Tian Mei Jewelry Co. Ltd. (collectively referred to as the “Temix Companies”). The Temix Companies are a branded jewelry store chain with 50 outlets located primarily in the Beijing and Shanghai regions. Including the counters and stores acquired through Temix, we intended to open 60-80 retail counters and 8-10 retail shops in 2008. By implementing our retail strategy, we anticipate to further penetrate a desirable consumer demographic, diversify our business operations, improve our sales and margin performance and expand our presence at the retail level. The pending acquisition of the Temix Companies is discussed more fully below under the caption “Recent Events—Temix Acquisition Agreement.”

Our wholesale prices are based on the spot prices of the raw material that make up our products, with the spot price measured at the time our products are sold. Similarly, the value of our inventory on hand is based on spot prices of the raw materials that make up the inventory. We record the value of our inventory at the lower of cost (using the first-in, first-out method) or market. Our gross margin is therefore affected by changes in the price of raw materials. Any fluctuation in the spot price of precious metal would result in a change in our wholesales revenue and our gross margin, as our sales price is based, in part, on the spot price of the precious metal contained in the product sold. We cannot predict and foresee the volatility of the market value of precious metals in the future. We closely monitor the market price of precious metals and we commenced the use of hedge tools to minimize our exposure to fluctuations of precious metal prices. We do not conduct any trading or speculating of these precious metals.

Our company is headquartered in the city of Shenzhen, in southern China, where we have a large-scale production base that includes a modern factory of more than 53,000 square feet, a dedicated senior design, sales and marketing team, and we have approximately 540 employees, including approximately 350 company-trained production workers and, from time to time, approximate 60 production trainees. We believe our current facilities provide adequate space for our planned expansion of our production lines, which will include diamond and other finished gemstone jewelry.

RECENT EVENTS—TEMIX ACQUISITION AGREEMENT

On April 18, 2008, we entered into a definitive Asset Purchase Agreement (the “Asset Purchase Agreement”) with the Temix Companies and Mr. Chujian Huang, as the principal of the Temix Companies. According to the terms of the Asset Purchase Agreement, Fuqi BVI will acquire substantially all of the assets of the Temix Companies for an aggregate purchase price of USD $11.4 million, and 20% of this amount be placed into an escrow account for the six month period following closing for any undiscovered inventory defects or descriptions.

On April 18, 2008, we, Fuqi BVI, and Mr. Huang entered into an Intellectual Property Transfer Agreement (“IP Transfer Agreement”) pursuant to which Mr. Huang will receive approximate $7.9 million, in shares of our common stock in exchange for all of the intellectual property rights related to the business of the Temix Companies. The number of shares to be received by Mr. Huang, which is a total of 1,080,666 shares, is based on the average closing price of our common stock on the Nasdaq Global Market during the 45-day period prior to the date the IP Transfer Agreement was executed. One-half of the shares will be issued to Mr. Huang at closing and the other one-half will be placed into an escrow account at closing for the two-year period following the closing and will only be transferred to Mr. Huang if the business of the Temix Companies meets certain performance targets as set forth in the IP Transfer Agreement.

Both of the Asset Purchase Agreement and the IP Transfer Agreement contain customary covenants, representations, and warranties by the parties, in addition to numerous closing conditions, including governmental approval of the transfer, that must be either met or waived at or prior to closing. There can be no guarantee that these conditions will be met and the transaction will close.

RESULTS OF OPERATIONS

The following table sets forth certain information from our condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2008 and 2007 (unaudited):

	Three Months Ended March 31,
	2008		2007
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues

	(in thousands, except share amounts and earnings per share)
Net sales	$77,566	100.00%	$27,960	100.00%

Cost of sales	68,755	88.64%	24,796	88.68%

Gross profit	8,811	11.36%	3,164	11.32%

Operating expenses:
Selling and marketing	397	0.51%	194	0.69%
General and administrative	1,509	1.95%	421	1.51%

Total operating expenses	1,906	2.46%	615	2.20%

Income from operations	6,905	8.90%	2,549	9.12%

Other income (expense), net	613	0.79%	(288)	-1.03%

Income before provision for income taxes	7,518	9.69%	2,261	8.09%

Provision for income taxes	1,123	1.45%	377	1.35%

Net income	6,395	8.24%	1,884	6.74%

Other comprehensive income - foreign currency translation adjustments	3,967	5.12%	110	0.39%

Comprehensive income	$10,362	13.36%	$1,994	7.13%

Earnings per share - basic	$0.31		$0.15

Earnings per share - diluted	$0.31		$0.12

Three Months Ended March 31, 2008 and 2007

Net sales

Net sales, which consist of gross sales net of returns, for the three months ended March 31, 2008 increased to $77.6 million, an increase of $49.6 million, or 177%, from net sales of $28.0 million for the three months ended March 31, 2007. The increase was primarily attributable to increases in the selling price and sales volume of our products. The selling price of our jewelry products is based on the market price of the precious metals (e.g., gold and platinum) in the period when the products are sold, plus our processing and design fees. During the first quarter of 2008, the average price of gold and platinum increased by 31.9% and 45.8%, respectively, as compared with the same period in 2007. In addition, there was an increase of 102% in sales volume for the three months ended March 31, 2008, as a result of an increase in sales of jewelry products to existing and new customers.

Net sales for the three months ended March 31, 2008 and 2007 were comprised of the following:

	Three months ended March 31,
	2008		2007
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$5.8	8%	$5.6	20%
Gold	70.2	90%	14.7	53%
K-gold and Studded Jewelry	1.6	2%	7.7	27%
Total	$77.6	100%	$28.0	100%

Cost of sales

Cost of sales is mainly comprised of costs of raw materials, primarily gold and platinum, in addition to direct manufacturing costs and factory overhead. Cost of sales for the three months ended March 31, 2008 increased to $68.7 million, an increase of $44.0 million, or 177%, from $24.8 million for the same period in 2007. The increase in cost of sales, which was consistent with the increase in net sales, was primarily due to an increase in the cost of raw materials, which resulted from the increase in sales volume for the first quarter of 2008.

Gross profit

Gross profit for the three months ended March 31, 2008 increased to $8.8 million, an increase of $5.6 million, or 175%, from $3.2 million for the same period in 2007. Gross profit margin increased to 11.36% for the first quarter of 2008, compared to 11.32% for the same period in 2007. The slight increase in the gross profit margin was primarily due to an increase in sales prices, which included our design and processing fees and prices of precious metals.

Selling and marketing expenses

Selling and marketing expenses are primarily comprised of business taxes, advertising expenses, traveling expenses, production costs of marketing materials, insurance, delivery expenses and retail related expenses. Selling and marketing expenses for the three months ended March 31, 2008 were approximately $397,000, an increase of $203,000, or 105%, from approximately $194,000 for the same period in 2007. Selling and marketing expenses were 0.51% of net sales for the first quarter of 2008 compared to 0.69% for the same period in 2007. The decrease in selling and marketing expenses as a percentage of net sales was mainly due to the relatively larger increase in our net sales.

General and administrative expenses

General and administrative expenses consist primarily of payroll expenses, benefits and travel expenses for our staff, professional fees including audit, accounting, legal and financial advisory, depreciation expenses, and general office expenses. General and administrative expenses for the three months ended March 31, 2008 were approximately $1.5 million, an increase of $1.1 million, or 256%, from $421,000 for the same period in 2007. General and administrative expenses were 1.95% of net sales for the three months ended March 31, 2008 compared to 1.51% for the same period in prior year. The increase as a percentage of revenue was primarily due to an increase of legal and professional fees incurred as a result of being a publicly reporting company in the United States, expenses related to options granted, and increased salaries to certain executives under the employment agreements executed in October 2007.

Other income (expense), net

Other income was approximately $613,000 for the three months ended March 31, 2008, an increase of $901,000, or 313%, from approximately $288,000 of expenses for same period in 2007. The increase was attributable to realized gain approximately $841,000 from our gold future contracts. We have entered into the gold future contracts with our supplier, the Shanghai Gold Exchange since December 2007 in order to reduce our exposure to volatility in the price of gold.

Provision for income tax

Provision for income tax expense was approximately $1.1 million for the three months ended March 31, 2008, an increase of $746,000, or 197%, from approximately $377,000 for the same period in 2007. The increase was primarily due to an increase in the taxable income for the three months ended March 31, 2008. Our effective tax rate for the three months ended March 31, 2007 was 14.9%, a decrease of 1.8% from 16.7% for the same period in 2007. The lower effective tax rate was due to the change of the tax rate applied to deferred tax assets resulting in a new PRC Enterprise Income Tax Law effective January 1, 2008, under which we are subject to enterprise income tax at a uniform rate of 25%, subject to a transition period as the rate is phased in. During the transition period, the tax rate is gradually increased to coincide with the new tax rate within five years starting from 2008 and reaching the uniform rate of 25% in 2012. Our current tax rate is 18%. As a result of the change, the deferred tax assets as of March 31, 2008 increased and the effect was allocated to the income tax provision.

Net income

Net income increased to $6.4 million for the three months ended March 31, 2008 from $1.9 million for the three months ended March 31, 2007, an increase of $4.5 million, or 237%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had cash and cash equivalents of $28.9 million which is a decrease of $34.4 million to $63.3 million compared to December 31, 2007. Our primary sources of cash are from operating activities.

Operating activities - Net cash used for operating activities was $35.0 million for the three months ended March 31, 2008, compared to net cash used for operations of $4.0 million for the same period in 2007. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. A majority of our cash used for operating activities for the first quarter of 2008 was attributable to our current assets, including inventory and accounts receivable.

During the three months ended March 31, 2008, our working capital increased by $10.3 million, or 10.7%, to $105.9 million from $95.6 million at December 31, 2007. Except for cash and cash equivalents, a majority of our net working capital consisted of inventory and accounts receivable, both of which increased by 116% and 23%, respectively, as of March 31, 2008 as compared to December 31, 2007. Increase in inventory was a result of significant purchases of raw materials of precious metals incurred during the first three months 2008 for expansion our sales capabilities by taking on larger sales orders from our customers for the rest of the year. The value of our inventory on hand is based on spot prices of the raw materials that make up the inventory which is stated at the lower of cost (using the first-in, first-out method) or market. As a leading designer and wholesaler of high quality precious metal jewelry in China, we believe that we have to maintain a sufficient inventory to meet demands of our products based on customer orders, sales projection and finished goods for sales to retailers, who will purchase from our show room in our head office in Shenzhen. Since the end of the first quarter 2008, our current inventory position has decreased by approximately one-third and our cash position has risen by an relatively equal amount.

Increases in accounts receivable was attributable to substantial increase in revenue generated in the first quarter of 2008 as compared to the same quarter of 2007. We typically offer certain of our customers 30-days credit terms for payment. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation.

Investing activities - Net cash provided by investing activities amounted to approximately $341,000 for the three months ended March 31, 2008, compared to net cash used for investing activities of $395,000 for the three months ended March 31, 2007. The change was due to a decrease in restricted cash of approximately $422,000 resulting from the $2.0 million of bank loan of which the restricted deposits was pledged as collateral being paid off during the first quarter of 2008.

Financing activities - Net cash used for financing activities amounted to $2.1 million for the three months ended March 31, 2008, compared to net cash provided for financing activities of $1.6 million for the three months ended March 31, 2007. The decrease was primarily a result of the repayment of a bank loan of $2.0 million from the facility line of credit we entered into in February 2007.

At March 31, 2008, we had outstanding facility lines of credit and short-term notes payables with banks in an aggregate amount of $15.6 million, consisting of $14.2 million in short-term notes payable to banks and $1.4 million in facility lines of credit, with interest rates ranging from 7.29% to 8.019%. Amounts borrowed under the banking facility lines of credit and short-term notes payable are secured by our inventory, real property, and/or guaranteed by our affiliates and our controlling stockholder and have certain restrictions and covenants. We do not guarantee any indebtedness of our affiliates. The amounts outstanding under these lines of credit and short-term notes payable are presented in our financial statements as notes payable and line of credit.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Contractual Debt Obligations.  There have been no material revisions to our contractual obligations as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 with the SEC on March 28, 2008.

Future Capital Expenditures

We have been expanding our retail operations since the end of 2007 in order to capitalize on the growing consumer market in China. We intend to open new retail locations by leasing unoccupied space, acquiring existing leases from third parties and/or acquiring the existing jewelry operations of third parties that occupy retail space. Our retail expansion will largely depend on our ability to find sites for, open and operate new retail locations successfully, which depends on, among other things, our ability to: (i) identify suitable counter and store locations; (ii) purchase and negotiate acceptable lease terms; (iii) prepare counters and stores for opening within budget; (iv) source sufficient levels of inventory at acceptable costs to meet the needs of new counters and stores; (v) hire, train and retain personnel, and (vi) secure required governmental permits and approvals.

In 2008, we plan to open 60 to 80 retail counters and 8 to 10 retail stores. On April 18, 2008, we entered into a definitive Asset Purchase and Intellectual Property Transfer Agreements to acquire substantially all of the assets of Temix Companies, which are a 50-outlet branded jewelry store chain with locations primarily in Beijing and Shanghai. We paid approximately $685,000 as deposit for such acquisition and anticipate paying an additional $10.7 million, of the $19.3 million total consideration, in cash to acquire Temix. We expect to close the acquisition, and pay the additional cash consideration, in the latter part of the second quarter of 2008.

In addition to the funds required to open new retail locations, additional working capital will be needed to operate the retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores. We anticipate that the costs for such expansion include costs to acquire new raw materials, open of retail outlets, acquire new components and additional tooling, and secure labor to manufacture jewelry and for marketing and promotional activities. Additional capital for this objective may be required that is in excess of our current resources, requiring us to raise additional capital through additional equity offerings or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing material financial position and results of operations.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

 CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Actual results could differ from those estimates.

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2007. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K as of and for the year ended December 31, 2007. Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 with the SEC on March 28, 2008.

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:
Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Our derivative financial instruments are gold future contracts based on gold price rates, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a Level 2 input.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, other than those discussed below.

Commodity Price Sensitivity

As a leading designer and wholesaler of high quality precious metal jewelry in China, we believe that we have to maintain a sufficient inventory to meet demands of our products based on customer orders, sales projection and finished goods for sales to retailers, who will purchase from our show room in our head office in Shenzhen. We are exposed to market risk in connection with our inventory balances, which are comprised primarily of gold, platinum and jewelry made from gold and platinum. Our inventories are stated at the lower of cost or market using the first in first out method. If there is a downward change in the market price of gold, we are required to mark-down the value of our inventory and record a loss in our statement of income. We have not ever experienced any significant losses due to changes in the market price of gold or platinum because the prices of gold and platinum have generally risen since our inception. We cannot predict the extent to which high raw material price levels will continue in the future. We do not have any long-term raw material purchase contracts.

In attempt to protect us against volatility of the price of precious metals, we have entered into gold related derivative financial instruments with our major supplier, the Shanghai Gold Exchange to reduce the impact of fluctuations in gold prices. Our primary objective of entering into derivative instruments is to reduce the impact on our operating results of the volatility of gold prices. We do not hold or issue derivative financial instruments for trading purposes. During the first quarter of 2008, these contracts pertained to 1.97 tons of gold representing 49.6% of our total purchases in the periods. A substantial amount of the contracts were settled during the quarter and the realized gain derived from these future contracts for the three months ended March 31, 2008 was approximately $841,000, which was recorded as non-operating income in the accompanying condensed consolidated statements of income.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

A significant deficiency (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. The following significant deficiencies have been identified and included in our management’s assessment as of March 31, 2008:

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

Our management believes that none of these internal control deficiencies are identified as material weakness or has had a material effect on our financial condition or results of operations or caused our financial statements as of and for the three months ended March 31, 2008 to contain a material misstatement.

Remediation Measures of Significant Deficiencies

To remediate the first identified significant deficiency, we implemented additional controls to accurately and consistently identify required adjustments through period-end account analysis and detailed reconciliation processes. We improved our closing process and we hired a US qualified accountant in January 2008 with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules, which will enhance the supervision control over financial data prepared by local financial and accounting staffs.

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

8.
We recruited an internal audit staff accountant in April 2008 to assist us improve our internal audit procedures and assigned an internal personnel to responsible for coordinating and monitoring the progress of our internal audit procedures; and

9.
We are in the process of recruiting a qualified and experienced internal auditor to implement the internal audit function, and we plan to provide additional training to this internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

We believe that we are taking the steps necessary for remediation of the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate

Changes in Internal Controls over Financial Reporting

Other than the remediation measures we have been taking, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

None.

ITEM 1A - RISK FACTORS

There have been no material revisions to the “Risk factors” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 with the SEC on March 28, 2008.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2007, we completed our initial public offering of common stock in which we sold 8,088,888 shares of common stock (including 1,055,072 shares sold pursuant to the underwriter’s full exercise of their over-allotment option) at an issue price of $9.00 per share. The SEC declared the registration statement for the initial public offering, File Nos. 333-144290 and 333-146872, each effective on October 23, 2007. The managing underwriters for the offering were Merriman Curhan Ford & Co. and Brean Murray, Carret & Co. We raised a total of approximately $72.8 million in gross proceeds from our initial public offering, or approximately $66.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.4 million and other offering costs of approximately $1.6 million.

At March 31, 2008, we have used approximately $28 million of such proceeds to finance our existing operations, which include the purchase of inventory, and approximately $0.7 million as deposit for our pending acquisition of the Temix Company. In addition, approximately $0.1 million was used for the deposit on a new diamond jewelry production line and approximate $0.5 million to repay notes payable. The remaining net proceeds was deposited in our bank account. Pending the remaining use of net proceeds, the net proceeds will be used for working capital, capital expenditures, repayment of outstanding notes payable, and general corporate purposes which may include fees, salaries and bonuses to our directors and officers.

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

FUQI INTERNATIONAL, INC.

Date: May 15, 2008	By:	/s/ Yu Kwai Chong
Yu Kwai Chong
Chief Executive Officer

Date: May 15, 2008	By:	/s/ Ching Wan Wong
Ching Wan Wong
Chief Financial Officer