Form 10-Q
period 2008-06-30
FUQI INTERNATIONAL, INC.
filed 2008-08-12
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 12, 2008 the registrant had issued and outstanding 22,005,509 shares of common stock, par value $0.001 per share.

FUQI INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Fuqi International, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$76,941,893	$63,293,653
Restricted cash	-	410,700
Accounts receivable, net of allowance for doubtful accounts of $525,000 and $470,000 for 2008 and 2007	25,663,907	23,864,141
Refundable value added taxes	2,782,347	2,094,946
Inventories	35,126,615	29,639,236
Prepaid expenses and other current assets	1,581,726	1,700,432
Deferred taxes	1,898,900	79,402
Total current assets	143,995,388	121,082,510

Property, equipment, and improvements, net	1,946,830	1,495,861
Deposits	104,052	97,706
Other assets	38,683	38,513

	$146,084,953	$122,714,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$17,932,382	$15,743,504
Line of Credit	-	1,369,000
Accounts payable and accrued liabilities	1,218,139	662,662
Accrued business tax	179,726	498,792
Customer deposits	8,108,680	5,278,534
Income tax payable	2,936,973	1,902,443
Total current liabilities	30,375,900	25,454,935

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized for 2008 and 2007, 20,924,843 shares issued and outstanding for 2008 and 2007	20,925	20,925
Additional paid in capital	77,746,457	77,449,355
Accumulated foreign currency translation adjustments	9,491,491	2,985,035
Retained earnings	28,450,180	16,804,340

Total stockholders' equity	115,709,053	97,259,655

	$146,084,953	$122,714,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$66,876,255	$26,280,696	$144,442,614	$54,240,965

Cost of sales	59,779,353	23,227,434	128,534,337	48,023,583

Gross profit	7,096,902	3,053,262	15,908,277	6,217,382

Operating expenses:
Selling and marketing	461,267	186,816	926,128	380,573
General and administrative	627,347	740,086	2,069,059	1,161,598

Total operating expenses	1,088,614	926,902	2,995,187	1,542,171

Income from operations	6,008,288	2,126,360	12,913,090	4,675,211

Other income (expenses):
Interest expense	(322,935)	(282,609)	(686,155)	(529,776)
Interest income	4,376	3,009	13,335	3,009
Loss on change of fair value of inventory loan payable	-	(7,214)	-	(48,375)
Gain from derivative instrument	720,744	-	1,561,265	-
Miscellaneous	129,378	5,614	256,161	5,614

Total other income (expenses)	531,563	(281,200)	1,144,606	(569,528)

Income before provision for income taxes	6,539,851	1,845,160	14,057,696	4,105,683

Provision for income taxes	1,289,084	356,176	2,411,856	733,495

Net income	5,250,767	1,488,984	11,645,840	3,372,188

Other comprehensive income - foreign currency translation adjustments	2,539,723	204,300	6,506,456	314,360

Comprehensive income	$7,790,490	$1,693,284	$18,152,296	$3,686,548

Earnings per share - basic	$0.25	$0.12	$0.56	$0.27

Earnings per share - diluted	$0.25	$0.10	$0.56	$0.22

Weighted average number of common shares - basic	20,924,843	12,391,049	20,924,843	12,324,705

Weighted average number of common shares- diluted	20,924,843	15,061,345	20,924,843	15,393,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Increase (Decrease) in Cash

	Six-Months Ended June 30,
	2008	2007
Cash flows provided by operating activities:
Net income	$11,645,840	$3,372,188
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	220,113	160,147
Loss on change of fair value of inventory loan payable	-	48,375
Bad debt	24,220	98,650
Stock based compensation expense	297,102	-

Changes in operating assets and liabilities:
Accounts receivable	(268,315)	(1,355,124)
Refundable value added taxes	(538,773)	(2,060,952)
Inventories	(3,481,151)	(14,407,983)
Inventory loan payable	-	666,487
Prepaid expenses and other current assets	210,737	606,704
Deferred taxes	(1,773,008)	(22,066)
Other assets	2,278	2,076
Accounts payable, accrued expenses, accrued business, and accrued estimated penalties	(125,501)	1,282,050
Customer deposits	2,431,032	1,968,574
Income tax payable	889,845	660,133
Net cash provided by (used for) operating activities	9,534,419	(8,980,741)

Cash flows provided by (used for) investing activities:
Purchase of property, equipment and improvements	(566,809)	(8,189)
Decrease (Increase) in restricted cash	427,411	(389,408)
Net cash (used for) investing activities	(139,398)	(397,597)

Cash flows provided by (used for) financing activities:
(Repayments to) Proceeds from short-term borrowing	(284,941)	1,947,040
Proceeds from exercise of warrants, net of financing cost	-	2,755,479
Proceeds from loans borrowed from stockholder	-	203,506
(Repayments to) loans payable to stockholder	-	(642,295)
Net cash (used for) provided by financing activities	(284,941)	4,263,730

Effect of exchange rate changes on cash	4,538,160	253,131

Net increase (decrease) in cash	13,648,240	(4,861,477)

Cash, beginning of the period	63,293,653	13,354,981

Cash, end of the period	$76,941,893	$8,493,504

Supplemental disclosure of cash flow information:

Interest paid	$599,079	$510,756

Income taxes paid	$3,293,418	$95,428

Non-cash activities:

Non monetary exchanges related to certain retail sales	$398,057	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization, Nature of Business and Basis of Presentation:

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

In the opinion of the management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Fuqi as of June 30, 2008 and the results of operations for the three-month and six-month periods ended June 30, 2008 and 2007 and the cash flows for the six months ended June 30, 2008 and 2007. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. The Company’s business is seasonal in nature, with its sales and net income generally higher in the fourth calendar quarter.

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

Acquisition

On April 18, 2008, the Company entered into a definitive Asset Purchase Agreement (the “Asset Purchase Agreement”) with the Shanghai Tian Mei Jewelry Co., Ltd. and Beijing Yinzhong Tian Mei Jewelry Co., Ltd. (collectively referred to as the “Temix Companies”) and Mr. Chujian Huang, as the principal of the Temix Companies. According to the terms of the Asset Purchase Agreement, Fuqi BVI will acquire substantially all of the assets of the Temix Companies for an aggregate purchase price of 80 million Yuan RMB, which is equal to approximately USD $11.7 million, and 20% of this amount will be remitted to Mr. Huang six months after the closing date of this transaction.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 18, 2008, the Company, Fuqi BVI, and Mr. Huang entered into a definitive Intellectual Property Transfer Agreement (“IP Transfer Agreement”) pursuant to which Mr. Huang will receive 55 million Yuan RMB, which is equal to approximately USD $8.0 million, in shares of common stock of the Company in exchange for all of the intellectual property rights related to the business of the Temix Companies. The number of shares to be received by Mr. Huang, which is a total of 1,080,666 shares, is based on the average closing price of the Company’s common stock on the Nasdaq Global Market during the 45 trading day prior to the date the IP Transfer Agreement was executed. One-half of the shares will be issued to Mr. Huang at closing and the other one-half will be placed into an escrow account at closing for the two-year period following the closing and will only be transferred to Mr. Huang if the business of the Temix Companies meets certain performance targets as set forth in the IP Transfer Agreement. On August 7, 2008, the Company completed the asset purchase and the intellectual property acquisitions. The acquisitions in aggregate are not considered significant; therefore, proforma financial information is not presented.

Basic and Diluted Earnings Per Share

As of June 30, 2008, the Company had common stock equivalents of 1,320,000 shares upon the exercise of stock options, which were excluded from the computation of diluted earnings per share as their effect is not dilutive. As of January 1, 2007, the Company had common stock equivalents of 9,968,628 shares upon the exercise of the plan warrants. The Company delivered a notice of redemption to the warrant holders in May 2007, and all of the warrants were either exercised or redeemed and cancelled in June 2007. The computation of dilutive potential common shares for the periods is shown as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Basic weighted average shares	20,924,843	12,391,049	20,924,843	12,324,705
Effect of dilutive securities	—	2,670,296	—	3,068,627
Dilutive potential common shares	20,924,843	15,061,345	20,924,843	15,393,332

Stock-based Compensation

Stock options have been granted to certain of our officers and directors pursuant to the 2007 Equity Incentive Plan. Stock options are grants of shares of our common stock which typically vest over time and are valued at the fair market value of our publicly traded stock on the date of issuance and charged to expense on a straight-line basis over the respective vesting period (generally one to two years). For the three and six months ended June 30, 2008 and 2007, no options were granted.

Stock-based compensation expense for our stock options was approximately $149,000 and $297,000 for the three months and six months ended June 30, 2008. No stock-based compensation expense was recorded in the comparable periods in 2007. As of June 30, 2008, total unrecognized estimated compensation cost was approximately $758,000 which is expected to be recognized over a weighted-average period of 0.66 year relating to options for approximately 830,000 shares which were outstanding at such date but which had not yet vested. Unvested option shares are not included in reported common shares outstanding amounts.

As of June 30, 2008, options to purchase 1,320,000 shares of common stock, at exercise prices of $9.00 per share were outstanding and 490,000 of the options to purchase common shares were exercisable as of June 30, 2008. Net stock options outstanding during the three months and six months ended June 30, 2008 represented 6.3% of outstanding shares as of June 30, 2008.

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

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company is currently evaluating the impact of adopting SFAS No. 162.

(2)	Inventories:

A summary of inventory is as follows:

	June 30,	December 31,
	2008	2007

Raw Materials	$20,039,015	$61,570
Work in progress	7,311,286	12,588,152
Finished goods	7,776,314	16,989,514
	$35,126,615	$29,639,236

(3)	Property, Equipment and Improvements:

A summary of property, equipment and improvements is as follows:

	June 30,	December 31,
	2008	2007

Production equipment	$1,281,008	$1,108,045
Computers	97,163	52,697
Office equipment and furniture	134,184	114,403
Automobiles	518,140	486,539
Leasehold improvement	901,730	448,000
Building	620,745	582,886
	3,552,970	2,792,570
Less accumulated depreciation and amortization	1,606,140	1,296,709
	$1,946,830	$1,495,861

Depreciation and amortization expense for property, equipment, and improvements amounted to approximately $115,881 and $102,952 for the three months ended June 30, 2008 and 2007, respectively, and $220,113 and $160,147 for the six months ended June 30, 2008 and 2007, respectively.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	Retail Operating Agreements:

As of June 30, 2008, the Company engaged in operating six retail jewelry counters at two department stores located in the Shenyang region. Pursuant to the operating agreements executed in November 2007, the Company pays the department stores a commission fee ranging from 4.5% to 8% based on types of jewelry sales generated in these jewelry counters. Fees paid to the two department stores totaled $39,130 and $113,883 for the three and six months ended June 30, 2008, respectively, and are included in cost of sales expenses. The operating agreements have a term of one year and expire in November 2008. Sales generated from these retail counters totaled $746,000 and $1,954,000 for the three and six months ended June 30, 2008, respectively.

On June 30, 2008, the Company entered into an operating lease for a jewelry retail counter in Beijing. The lease has a term of six months and expires on December 31, 2008; and the monthly commission charge will be 8.5% of the gross sales generated from the jewelry counter.

The Company recognizes revenues generated from these retail counters when the titles of the merchandises are transferred to the ultimate consumers. The Company determines the product pricing, provides staff training at the counters, controls merchandising and display at the counters, manages inventory, and controls and pays for all the advertising and marketing with respect to the Company’s merchandise.

(5)	Note Payable:

In June 2008, the Company entered into a Maximum Banking Facility Agreement with the Shenzhen Development Bank that provides for a maximum borrowing of up to RMB 50,000,000 ($7,289,586 equivalent as on June 30, 2008). This facility has a term of one year and expires in June 2009 and is secured by certain real properties owned by an affiliated company. Interest is charged at the bank’s prime rate (6.57% at June 30, 2008). Partial of the loan proceeds was used to repay the facility line of credit with another bank executed in February 2007. As of June 30, 2008 the outstanding balance was $3,353,211.

	June 30, 2008	December 31, 2007
A note payable with interest at a rate of 6.732%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2008. The loan was repaid.	$-	$1,848,150

A note payable with interest at a rate of 6.732%, guaranteed by affiliated companies, matured in January 2008. The loan was repaid.	-	2,053,501

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in February 2008. The loan was repaid.	-	1,026,750

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in February 2008. The loan was repaid.	-	889,850

A note payable with interest at a rate of 6.030%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2008. The loan was repaid.	-	1,369,000

A note payable with interest at a rate of 6.030%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in February 2008. The loan was repaid.	-	2,121,951

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in October 2008.	1,457,917	1,369,000

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in May 2008. The loan was repaid.	-	958,300

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in June 2008. The loan was repaid	-	1,369,000

A note payable with interest at a rate of 7.29%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in July 2008.	2,915,834	2,738,002

A note payable with interest at a rate of 7.47%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in August 2008.	1,457,917	-

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A note payable with interest at a rate of 7.47%, secured by the Company’s inventories, certain real estates properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in August 2008.	2,041,084	-

A note payable with interest at a rate of 7.47%, secured by the Company’s inventories, certain real estates properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in August 2008.	1,968,188	-

A note payable with interest at a rate of 7.47%, secured by the Company’s inventories, certain real estates properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in September 2008.	2,259,772	-

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estates properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2009.	1,020,542	-

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2009.	1,457,917	-

A note payable with interest at a rate of 6.57%, secured by certain real properties owned by an affiliate, and matures in December 2008.	3,353,211	-

	$17,932,382	$15,743,504

(6)	Gold Future Contracts:

The Company entered into certain gold future contracts with its supplier, Shanghai Gold Exchange. Gold futures offered by Shanghai Gold Exchange are designed for full members to hedge or to acquire inventory at a preset price. The future contract arrangements include purchase call and/or put options. The Company utilized these future contracts to manage its consolidated exposure to changes in inventory values due to fluctuations in market prices and is not considered as hedges under SFAS 133. The Company’s gold futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings. For the three and six months ended June 30, 2008, a total of 1.1 and 3.0 tons of gold were purchased under the gold future contract arrangements which represented approximately 94.1% and 59.4% of the Company’s total purchases during the periods, respectively. A substantial majority of these purchases were settled during the periods and a total gain of approximately $721,000 and $1,561,000 was recognized as non-operating income in the consolidated statement of income for the three and six months ended June 30, 2008, respectively.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Assets

Derivative financial instruments	$—	$3,631,132	$—
Liabilities:	$—	$—	$—

The Company’s derivative financial instruments are gold future contracts based on gold price rates, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a Level 2 input. Unrealized gain of these gold future contracts at June 30, 2008 was immaterial to the condensed financial statements.

(8)	Related Party Transactions:

For the three and six months ended June 30, 2008, approximately $0 and $357,000 of operating expenditure, respectively, including wages and benefits of production workers and material tools and supplies was paid by the Company’s affiliate, Rong Xing Company Limited, on behalf of the Company. The Company repaid the full outstanding amount as of June 30, 2008.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	Income Taxes:

Our tax provision for the six months ended June 30, 2008 and 2007 was primarily for taxes on our subsidiary in China. The Company’s effective income tax rate was 17.2% and 17.9% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate was primarily due to an adjustment of the deferred tax assets for the effect of a change in tax rates resulting in a new PRC Enterprise Income Tax Law effective January 1, 2008, under which foreign invested enterprises and domestic companies is subject to enterprise income tax at a uniform rate of 25%. During the transition period, the tax rate is gradually increased to coincide with the new tax rate within 5 years starting from 2008 and reaching the uniform rate of 25% in 2012. As a result of the change, the deferred tax assets increased and the effect was allocated to the income tax provision.

No U.S. income tax has been provided for income earned by the subsidiary in China, as the Company intends to permanently reinvest these earnings outside of the U.S.

Our reported effective tax rate for the three and six months ended June 30, 2008 may not be indicative of our effective tax rates for future quarters of 2008 or for 2008 as a whole.

(10)	Subsequent events:

On July 21, 2008, the Company obtained an additional loan of $3,936,376 (RMB 27,000,000) under the Maximum Banking Facility Agreement with the Shenzhen Development Bank (see note 5). The loan bears an interest rate of 6.57% and has a term of six months and expires in December 2008.

On August 7, 2008, the Company closed the acquisition of the Temix Companies pursuant to definitive Asset Purchase Agreement (the “Asset Purchase Agreement”) entered into on April 18, 2008 by and between the Company, the Temix Companies and Mr. Chujian Huang, as the principal of the Temix Companies. The Temix Companies are a branded jewelry store chain with 50 outlets located primarily in the Beijing and Shanghai regions. The acquisition of the Temix Companies includes obtaining all of the Temix Companies’ stores, counters, leases, registered trade name, exchange membership, and inventories. The products sold in these outlets are primarily diamond and gemstone jewelry, including ruby and jade and karat gold. According to the terms of the Asset Purchase Agreement, the Company, through its wholly owned subsidiary, acquired substantially all of the assets of the Temix Companies for an aggregate purchase price of approximately $11.7 million (RMB80,000,000), and 20% of this amount will be remitted six months after the closing date of this transaction, subject to the Company’s review and verification of the inventory and any uncovered inventory defects.

On August 7, 2008, concurrently with the close of the Asset Purchase Agreement, the Company closed the transactions contemplated by the Intellectual Property Transfer Agreement (“IP Transfer Agreement”), which was entered into on April 18, 2008 by the Company’s wholly owned subsidiary and Mr. Huang. Pursuant to the IP Transfer Agreement, Mr. Huang will receive approximately $8.0 million (RMB55,000,000) in shares of the Company’s common stock in exchange for all of the intellectual property rights related to the business of the Temix Companies. The number of shares received by Mr. Huang, which is a total of 1,080,666 shares, was based on the average closing price of the Company’s common stock on the Nasdaq Global Market during the 45 trading days prior to the date the IP Transfer Agreement was executed. One-half of the shares was issued to Mr. Huang at closing and the other one-half is being placed into an escrow account for the two-year period following the closing and will only be transferred to Mr. Huang if the business of the Temix Companies meets certain performance targets as set forth in the IP Transfer Agreement.

On August 7, 2008, the Company entered into an employment agreement with Mr. Huang for a term of three years. Under the terms of the agreement, Mr. Huang will receive an annual salary of $66,900 (RMB468,000), in addition to being eligible for a discretionary bonus determined by the Company’s compensation committee. Either party may terminate the agreement with a 60-day advance written notice.

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

RECENT EVENTS

Acquisition of Temix

On April 18, 2008, we entered into a definitive Asset Purchase Agreement (the “Asset Purchase Agreement”) with the Temix Companies and Mr. Chujian Huang, as the principal of the Temix Companies. The Temix Companies are a branded jewelry store chain with 50 outlets located primarily in the Beijing and Shanghai regions. The acquisition of the Temix Companies includes obtaining all of their stores, counters, leases, registered trade name, exchange membership, and inventories. The products sold in the Temix outlets are primarily diamond and gemstone jewelry, including ruby and jade and karat gold. According to the terms of the Asset Purchase Agreement, we will acquire substantially all of the assets of the Temix Companies for an aggregate purchase price of approximately $11.7 million (RMB80,000,000), and 20% of this amount will be remitted six months after the closing date of this transaction, subject to our review and verification of the inventory and any uncovered inventory defects. We acquired the Temix Companies to expand our jewelry wholesale operation and to enter into a stage of brand-based development.

On August 7, 2008, concurrently with the close of the Asset Purchase Agreement, we closed the transactions contemplated by the Intellectual Property Transfer Agreement (“IP Transfer Agreement”), which we entered into on April 18, 2008 with Mr. Huang. Pursuant to the IP Transfer Agreement, we will issue Mr. Huang approximately $8.0 million (RMB55,000,000) in shares of our common stock in exchange for all of the intellectual property rights related to the business of the Temix Companies. The number of shares received by Mr. Huang, which is a total of 1,080,666 shares, was based on the average closing price of our common stock on the Nasdaq Global Market during the 45 trading days prior to the execution date of the IP Transfer Agreement. One-half of the shares was issued to Mr. Huang at closing and the other one-half is being placed into an escrow account for the two-year period following the closing and will only be transferred to Mr. Huang if the business of the Temix Companies meets certain performance targets as set forth in the IP Transfer Agreement.

On August 7, 2008, we entered into an employment agreement with Mr. Huang for a term of three years. Under the terms of the agreement, Mr. Huang will receive an annual salary of $66,900 (RMB 468,000), in addition to being eligible for a discretionary bonus determined by our compensation committee. Either party may terminate the agreement with a 60-day advance written notice.

After the closing of the acquisitions, the Temix Companies will continue to be led its co-founder, Mr. Huang, as our subsidiaries. We believe the acquisition of Temix will shorten facilitate our entry into the Beijing and Shanghai markets, in addition to improvement of our profit margin. The transactions, including the impact of purchase accounting adjustments, is expected to be accretive to our earnings in the second half of the fiscal 2008.

Completion of Finished Gemstones Production Line

In May 2008, we completed the construction of our gemstones production line which is based out of our Shenzhen manufacturing facility and is capable of producing studded or inlayed precious stone designs. Our new gemstone line primarily produces diamond jewelry pieces but can also develop jade, sapphire, ruby and emeralds pieces as well. These jewelry pieces from this line will be made available exclusively at our current and future retail outlets. We believe demand for quality gemstone jewelry products in China has been increasing, particularly among the rising middle class in major tier one and two cities along the coast of China, and we hope that this new production line will result in increased revenues for our business over time.

Jewelry Counter in Beijing

In addition to the six jewelry counters operating in Shenyang region, in June, 2008 we entered into an operating lease for a jewelry retail counter located in Beijing. The lease has a term of six months and expires on December 31, 2008. The monthly commission charge that we will pay will be 8.5% of the gross sales generated from the jewelry counter. Through opening a retail counter in Beijing before the upcoming Olympics, we hope to benefit from increased exposure and sales associated with tourism related to the 2008 Summer Olympics.

RESULTS OF OPERATIONS

The following table sets forth certain information from our condensed consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2008 and 2007 (unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
	(unaudited)
	(in thousands, except share amounts and earnings per share)

Net sales	$66,876	100.00%	$26,281	100.00%	$144,443	100.00%	$54,241	100.0%

Cost of sales	59,779	89.39%	23,228	88.38%	128,535	88.99%	48,024	88.5%

Gross profit	7,097	10.61%	3,053	11.62%	15,908	11.01%	6,217	11.5%

Operating expenses:
Selling and marketing	461	0.69%	187	0.71%	926	0.64%	381	0.7%
General and administrative	628	0.94%	740	2.82%	2,069	1.43%	1,161	2.1%

Total operating expenses	1,089	1.63%	927	3.53%	2,995	2.07%	1,542	2.8%

Income from operations	6,008	8.98%	2,126	8.09%	12,913	8.94%	4,675	8.7%

Other income (expense), net	532	0.79%	(281)	(1.07)%	1,145	0.79%	(570)	(1.0)%

Income before provision for income taxes	6,540	9.77%	1,845	7.02%	14,058	9.73%	4,105	7.7%

Provision for income taxes	1,289	1.92%	356	1.35%	2,412	1.67%	733	1.5%

Net income	5,251	7.85%	1,489	5.67%	11,646	8.06%	3,372	6.2%

Other comprehensive income - foreign currency translation adjustments	2,539	3.80%	204	0.77%	6,506	4.51%	314	0.6%

Comprehensive income	$7,790	11.65%	$1,693	6.44%	$18,152	12.57%	$3,686	6.8%

Earnings per share - basic	$0.25		$0.12		$0.56		$0.27

Earnings per share - diluted	$0.25		$0.10		$0.56		$0.22

Three Months Ended June 30, 2008 and 2007

Net sales

Net sales, which consist of gross sales net of returns, for the three months ended June 30, 2008 increased by 154.4% to $66.9 million from $26.3 million compared with the same period in 2007. The increase in net sales was primarily attributable to an increase in the sales volume of our products and an increase in our sales prices. The sales price of our jewelry products is based on the market price of the precious metals used in our products (e.g., gold and platinum) in the periods when the products are sold, plus our processing and design fees. During the three months ended June 30, 2008, the average price of the precious metals used in our products increased by 13.2%, as compared with the same period in 2007. In addition, there was an increase of 105.2% in sales volume for the three months ended June 30, 2008 as a result of an increase in sales of jewelry products to existing and new customers. The growth in our sales volume during 2008 was primarily attributable to receiving larger sale orders from customers, which we were able to meet with our increased working capital that resulted from our initial public offering in October 2007.

Net sales for the three months ended June 30, 2008 and 2007 were comprised of the following:

	Three Months Ended June 30,
	2008		2007
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$7.4	11.1%	$6.5	24.7%
Gold	56.3	84.1%	13.5	51.3%
K-gold and Studded Jewelry	3.2	4.8%	6.3	24.0%
Total	$66.9	100%	$26.3	100%

Cost of sales

Cost of sales is mainly comprised of costs of raw materials, primarily gold and platinum, in addition to direct manufacturing costs and factory overhead. Cost of sales for the three months ended June 30, 2008 increased by 157.8% to $59.8 million from $23.2 million for the same period in 2007. The percentage increase in cost of sales was slightly greater than the percentage increase in net sales. This increase resulted from an increase in the cost of raw materials, most of which was passed through to consumers in our product sales prices.

Gross profit

Gross profit as a percentage of net sales for the three months ended June 30, 2008 decreased by one percentage point to 10.6% from 11.6% for the same period in 2007. Higher raw material costs in excess of the increase in net sales caused the decrease in gross profit as a percentage of net sales.

Selling and marketing expenses

Selling and marketing expenses are primarily comprised of business taxes, payroll expenses of our sales workforce, advertising expenses, traveling expenses, production costs of marketing materials, insurance, delivery expenses and retail related expenses. Selling and marketing expenses increased by 146.5% to approximately $461,000 for the three months ended June 30, 2008 as compared to $187,000 for the same periods in 2007. The increase in selling and marketing expenses was due to an increase of business tax as a result of the increase in our net sales. Selling and marketing expenses as a percentage of net sales remained as 0.7% for the three months ended June 30, 2008, as compared to the same period in 2007.

General and administrative expenses

General and administrative expenses consist primarily of payroll expenses, benefits and travel expenses for our staff, professional fees including audit, accounting, legal and financial advisory, depreciation expenses, and general office expenses. General and administrative expenses for the three months ended June 30, 2008 were approximately $628,000, a decrease of 15.1%, from $740,000 for the same period in 2007. General and administrative expenses as a percentage of net sales decreased to 0.9% for the three months ended June 30, 2008 from 2.8% for the same period in prior year. The decrease was primarily a result of a decrease of bad debt expenses and professional costs during the three months ended June 30, 2008, as compared to the same period in 2007, in addition to a lack of a one-time bonus of approximately $88,000 that occurred during the three months ended June 30, 2007.

Other income (expense), net

Other income was approximately $532,000 for the three months ended June 30, 2008, an increase of 289.3% compared to other expense of $281,000 for same period in 2007. The increase was attributable to realized gains approximately $721,000 from our gold future contracts. We have entered into the gold future contracts with our supplier, the Shanghai Gold Exchange, since December 2007 in order to reduce our exposure to volatility in the price of gold.

Provision for income tax

Provision for income tax expense was approximately $1.3 million for the three months ended June 30, 2008, an increase of 265.2% from approximately $356,000 for the same period in 2007. Our effective tax rate for the three months ended June 30, 2008 was 19.7%, an increase of 0.4%, compared to that of 19.3% for the same period in 2007. The increase was due to an increase in the taxable income for the three months ended June 30, 2008 and an increase of our income tax rate to 18% in 2008 from 15% in 2007, as a result of the newly enacted PRC Enterprise Income Tax Law effective January 1, 2008.

Net income

Net income increased to $5.3 million for the three months ended June 30, 2008 from $1.5 million for the same period of the prior year, an increase of 253.3%. Our net margin increased to 7.85% for the three months ended June 30, 2008 from 5.67% for the same period in 2007.

Six Months Ended June 30, 2008 and 2007

Net sales

Net sales for the six months ended June 30, 2008 increased by 166.4% to $144.4 million from $54.2 million compared with the six months ended June 30, 2007. During the first half of the fiscal year 2008, our sales prices and sales volume increased by approximately 19% and 104.7%, respectively, from the same period in last year. The increase in sales prices was primarily attributable to an increase in the cost of precious metals. The growth in our sales volume during 2008 was primarily attributable to receiving larger sale orders from customers, which we were able to meet with our increased working capital that resulted from our initial public offering in October 2007.

Net sales for the six months ended June 30, 2008 and 2007 were comprised of the following:

	Six Months Ended June 30,
	2008		2007
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$13.2	9.1%	$12.0	22.1%
Gold	126.4	87.6%	28.2	52.1%
K-gold and Studded Jewelry	4.8	3.3%	14.0	25.8%
Total	$144.4	100%	$54.2	100%

Cost of sales

Cost of sales for the six months ended June 30, 2008 increased by 167.7% to $128.5 million from $48.0 million for the same period in 2007. The increase in cost of sales, which was consistent with the increase in net sales, was primarily due to an increase in the cost of raw materials, which resulted from the increase in both sales volume and the general increase in the cost of precious metals. In addition, our direct labor costs increased at a higher rate during the six months ended June 30, 2008 as compared to the same period in 2007 due to the inflationary pressure and enforcement of the New Labor Law effective January 1, 2008. In an effort to better control the costs, we are attempting to offset the labor cost increases with productivity improvement driven by technology investments and changes in production processes.

Gross profit

Gross profit as a percentage of net sales remained relatively consistent for the six months ended June 30, 2008 compared to that in the same period in 2007.

Selling and marketing expenses

Selling and marketing expenses for the six months ended June 30, 2008 were approximately $926,000, an increase of $545,000, or 143.0%, from approximately $381,000 for the same period in 2007. The increase was primarily due to an increase of business tax expenses that resulted from an overall increase in our net revenue and salaries from our recently hired retail sales director and the marketing director in October 2007. Selling and marketing expenses as a percentage of net sales slightly decreased to 0.6% for the six months ended June 30 2008 compared to 0.7% for the same period in 2007.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2008 increased by 75% to $2.1 million from $1.2 million for the same period in 2007. General and administrative expenses as a percentage of net sales decreased to 1.4% for the six months ended June 30, 2008 from 2.1% in the same period of 2007. The dollar amount increase for the six months ended June 30 2008 was due to expenses related to options granted and increased salaries to certain executives under the employment agreements executed in October 2007. A majority of general and administrative expenses for the six months ended June 30, 2007 included legal and professional costs associated with our initial public offering that was completed in October 2007 and a one-time discretionary bonus of approximately $88,000.

Other income (expense), net

Other income for the six months ended June 30, 2008 increased by 293% to $1.1 million from $570,000 of other expense in the same period in 2007. A majority of the increase resulted from the gain from derivative instruments of approximately $1.6 million during the six months ended June 30, 2008.

Provision for income tax

Provision for income tax expense was approximately $2.4 million for the six months ended June 30, 2008, an increase of 227.4% from approximately $733,000 for the same period in 2007. Our effective tax rate for the six months ended June 30, 2008 was 17.2% a decrease of 0.7% from 17.9% for the same periods in 2007. The decrease in the effective tax rate was primarily due to an adjustment of the deferred tax assets recorded during the first quarter of 2008 in connection with the new PRC Enterprise Income Tax Law effective January 1, 2008. Under the new tax law, we are subject to enterprise income tax at a uniform rate of 25%, subject to a transition period during which the new rate is phased in. During the transition period, the tax rate is gradually increased to coincide with the new tax rate within five years starting from 2008 and reaching the uniform rate of 25% in 2012. As a result of the change, the deferred tax assets as of June 30, 2008 increased and the effect was allocated to the income tax provision.

Net income

Net income increased to $11.6 million for the six months ended June 30, 2008 from 3.4 million for the same period of prior year, an increase of 241.2%. Our net margin increased to 8.06% for the six months ended June 30, 2008 from 6.22% for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had cash and cash equivalents of $76.9 million which is an increase of $13.6 million or 21.6% compared to December 31, 2007. Our primary sources of cash are from operating activities.

Operating activities - Net cash provided by operating activities was $9.5 million for the six months ended June 30, 2008, compared to net cash used for operating activities of $9.0 million for the same period in 2007. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. An increase in operating profit of $8.3 million during the six months ended June 30, 2008 as compared to the same period in 2007 primarily contributed to the increase.

In addition to the current operating profit, changes in accounts payable, accrued and other current liabilities also had an impact on our cash flow from operating activities. During the six months ended June 2008, a $3.2 million increase in accounts payable, accrued and other current liabilities contributed to net cash provided by operating activities. Increase in accounts payable, accrued and other current liabilities was mainly due to an increase in customer deposits and income tax payable.

During the first half year of 2008, we used cash to increase our inventory, which increased 18.5% to $35.1 million as of June 30, 2008, as compared with December 31, 2007. We increased our inventory in an effort to expand our operations by investing more of our working capital in our inventory to take on larger sales orders, which ultimately increased the accounts receivables. A substantial portion of our working capital is used to purchase precious metals to maintain an adequate inventory level to meet demand for our products. In determining the level of inventory to maintain, we evaluate our customer orders, sales projection and finished goods for sales to retailers.

Investing activities - Net cash used for investing activities amounted to approximately $140,000 for the six months ended June 30, 2008, compared to $398,000 for the six months ended June 30, 2007. The change was due to a decrease in restricted cash of approximately $427,000 resulting from the $2.0 million of bank loan of which the restricted deposits was pledged as collateral being paid off during the first quarter of 2008, partially offset by costs related to construction and purchases of diamond assembly equipment fixtures. During the remainder of year 2008, we expect to continue to invest in additional plant assets due to our expansion programs for new production lines and new inventory management systems.

Financing activities - Net cash used for financing activities amounted to approximately $285,000 for the six months ended June 30, 2008, compared to net cash provided for financing activities of $4.3 million for the six months ended June 30, 2007. The decrease was primarily a result of increased loan repayments during the six months ended June 30, 2008.

In June 2008, we entered into a Maximum Banking Facility Agreement with the Shenzhen Development Bank that provides for a maximum borrowing of up to $7,289,586 (RMB 50,000,000). This facility has a term of one year and expires in June 2009; and is secured by certain real properties owned by an affiliate company. Interest is charged at the bank’s prime rate (6.57% at June 30, 2008). As of June 30, 2008, the outstanding balance was $3,353,211. Subsequent to June 30, 2008, we obtained an additional loan of $3,936,376 from the facility agreement for a term of 6 months. The interest rate is 6.57%.

The aggregate outstanding short-term notes payables at June 30, 2008 was $17.9 million, with interest rates ranging from 6.57% to 8.217%. Amounts borrowed under the short-term notes payable are secured by our inventory, real property, and/or guaranteed by our affiliates and our controlling stockholder and have certain restrictions and covenants. We do not guarantee any indebtedness of our affiliates.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. We are currently evaluating the impact of adopting SFAS No. 162.

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

In attempt to protect us against volatility of the price of precious metals, we have entered into gold related derivative financial instruments with our major supplier, the Shanghai Gold Exchange to reduce the impact of fluctuations in gold prices. Our primary objective of entering into derivative instruments is to reduce the impact on our operating results of the volatility of gold prices. We do not hold or issue derivative financial instruments for trading purposes. For the three months and six months ended June 30, 2008, a total of 1.1 and 3.0 tons of gold were purchased under the gold future contract arrangements which represented approximately 94.1% and 59.4% of our total purchases during the periods, respectively. A substantial majority of these purchases were settled during the periods and a total gain of approximately $721,000 and $1,561,000 was recognized as non-operating income in the consolidated statement of income for the three and six months ended June 30, 2008, respectively.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.   Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

A significant deficiency (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. The following significant deficiencies have been identified and included in our management’s assessment as of June 30, 2008:

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

Our management believes that none of these internal control deficiencies are identified as material weakness or has had a material effect on our financial condition or results of operations or caused our financial statements as of and for the six months ended June 30, 2008 to contain a material misstatement.

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

In addition, since 2007, our management has or plans to implement the measures described below under the supervision and guidance of our audit committee to remediate such ineffectiveness and to strengthen our internal controls over financial reporting. As of the date of the filing, our management has implemented, or is in the process of implementing, the following measures:

1.	We increased the level of interaction among our management, audit committee, independent auditors and other external advisors;

2.	We are in the processing of recruiting a Financial Controller to enhance financial reporting function of China operation;

3.	We evaluated the sufficiency of local financial and accounting staff, and, based on that evaluation, we hired and continue to hire additional accounting staff;

4.	We plan to re-evaluate the sufficiency of local financial and accounting staff upon the completion of our intended acquisition in retail business in 2008;

5.	We are in the process of enhancing training programs on accounting principles and procedures for our existing staffs;

6.	We have established monthly and quarterly data collection timetable and procedures, including assigning data collection responsibilities to designated personnel;

7.	We are in the process of negotiating with a professional advisory firm on outsourcing part of our internal audit function;

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

Other than the remediation measures we have been taking, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

FUQI INTERNATIONAL, INC.

Date: August 12, 2008	By:	/s/ Yu Kwai Chong
Yu Kwai Chong
Chief Executive Officer

Date: August 12, 2008	By:	/s/ Ching Wan Wong
Ching Wan Wong
Chief Financial Officer