Form 10-Q
period 2008-09-30
FUQI INTERNATIONAL, INC.
filed 2008-11-14
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 10, 2008 the registrant had issued and outstanding 22,005,509 shares of common stock, par value $0.001 per share.

FUQI INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

		Page

PART I :	FINANCIAL INFORMATION

	ITEM 1 — FINANCIAL STATEMENTS	1
	Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (unaudited)	1
	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2008 and 2007 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	3
	Notes To Condensed Consolidated Financial Statements (unaudited)	4
	ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	17
	ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	26
	ITEM 4 — CONTROLS AND PROCEDURES	26

PART II :	OTHER INFORMATION

	ITEM 1 — LEGAL PROCEEDINGS	28
	ITEM 1A — RISK FACTORS	28
	ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
	ITEM 3 — DEFAULTS UPON SENIOR SECURITIES	29
	ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29
	ITEM 5 — OTHER INFORMATION	29
	ITEM 6 — EXHIBITS	29

SIGNATURES		30

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Fuqi International, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$56,182,097	$63,293,653
Restricted cash	-	410,700
Accounts receivable, net of allowance for doubtful accounts of $606,000 for 2008 and $470,000 for 2007	50,700,802	23,864,141
Refundable value added taxes	5,255,645	2,094,946
Inventories, net of reserve of $1,958,552	50,436,588	29,639,236
Prepaid expenses and other current assets	1,191,873	1,700,432
Deferred taxes	2,369,407	79,402
Total current assets	166,136,412	121,082,510

Property, equipment, and improvements, net	3,222,620	1,495,861
Deposits	104,674	97,706
Acquired intangibles, less accumulated amortization	3,229,280	-
Goodwill	1,678,068	-
Other assets	143,074	38,513

	$174,514,128	$122,714,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$21,999,619	$15,743,504
Line of Credit	-	1,369,000
Accounts payable and accrued liabilities	6,277,781	662,662
Other payable, related party	7,009,165	-
Accrued business tax	387,538	498,792
Customer deposits	8,013,480	5,278,534
Income tax payable	3,730,128	1,902,443
Total current liabilities	47,417,711	25,454,935

Long term debt	-	-

Total liabilities	47,417,711	25,454,935
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding - 22,005,509 shares for 2008 and 20,924,843 shares for 2007	22,006	20,925
Additional paid in capital	81,905,297	77,449,355
Accumulated foreign currency translation adjustments	10,198,376	2,985,035
Retained earnings	34,970,738	16,804,340

Total stockholders' equity	127,096,417	97,259,655

	$174,514,128	$122,714,590

　  　  　The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales
Wholesale and distribution	$90,523,143	$35,860,974	$233,011,441	$89,823,682
Retail	3,154,558	386,837	5,108,874	665,094

	93,677,701	36,247,811	238,120,315	90,488,776

Cost of sales
Wholesale and distribution	80,723,212	31,467,727	207,616,922	79,288,647
Retail	1,956,227	303,487	3,596,854	506,150

	82,679,439	31,771,214	211,213,776	79,794,797

Gross profit	10,998,262	4,476,597	26,906,539	10,693,979

Operating expenses:
Selling and marketing	1,559,892	268,334	2,486,020	648,907
General and administrative	1,153,666	539,153	3,222,725	1,700,751

Total operating expenses	2,713,558	807,487	5,708,745	2,349,658

Income from operations	8,284,704	3,669,110	21,197,794	8,344,321

Other income (expenses):
Interest expense	(400,799)	(384,406)	(1,086,954)	(914,182)
Interest income	6,715	2,850	20,050	5,859
Change of fair value of inventory loan payable	-	2,683	-	(45,692)
Gain from derivative instrument	22,954	-	1,584,220	-
Miscellaneous	16,111	88	272,271	5,702

Total other income (expenses)	(355,019)	(378,785)	789,587	(948,313)

Income before provision for income taxes	7,929,685	3,290,325	21,987,381	7,396,008

Provision for income taxes	1,409,127	560,026	3,820,983	1,293,521

Net income	6,520,558	2,730,299	18,166,398	6,102,487

Other comprehensive income - foreign currency translation adjustments	707,332	228,320	7,213,788	553,239

Comprehensive income	$7,227,890	$2,958,619	$25,380,186	$6,655,726

Earnings per share - basic	$0.31	$0.21	$0.86	$0.49

Earnings per share - diluted	$0.31	$0.21	$0.86	$0.42

Weighted average number of common shares - basic	21,247,868	12,835,955	21,033,701	12,497,006

Weighted average number of common shares- diluted	21,247,868	12,835,955	21,033,701	14,531,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fuqi International, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Increase (Decrease) in Cash

	Nine-Months Ended September 30,
	2008	2007
Cash flows provided by operating activities:
Net income	$18,166,398	$6,102,487
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation and amortization	363,644	242,160
Provision for inventory reserve	1,958,552	-
Bad debt	100,633	158,129
Stock based compensation expense	445,653	-
Loss on disposal of fixed assets	18,189	-

Changes in operating assets and liabilities, net of effects of acquisition in 2008:
Accounts receivable	(24,737,675)	(4,301,122)
Refundable value added taxes	(2,951,671)	(929,785)
Inventories	(10,614,653)	(8,795,197)
Prepaid expenses and other current assets	(115,136)	(48,536)
Deposits - short term	-	684,617
Deferred offering costs	-	(217,674)
Deferred taxes	(2,239,121)	(23,719)
Other assets	(111,561)	3,061
Accounts payable, accrued expenses, accrued business tax, and accrued estimated penalties	4,957,894	1,830,231
Customer deposits	2,311,975	2,446,706
Income tax payable	1,658,344	1,175,777
Net cash used for operating activities	(10,788,535)	(1,672,865)

Cash flows provided by (used for) investing activities:
Purchase of property, equipment and improvements	(959,435)	(25,347)
Business acquisition	(3,911,646)	-
Decrease (Increase) in restricted cash	431,282	(392,054)
Net cash used for investing activities	(4,439,799)	(417,401)

Cash flows provided by (used for) financing activities:
Proceeds from short-term borrowing	$3,594,019	$1,960,272
Proceeds from exercise of warrants, net of financing cost	-	2,755,479
Proceeds from loans borrowed from stockholder	-	203,506
Repayments to loans payable to stockholder	-	(642,295)
Net cash provided by financing activities	3,594,019	4,276,962

Effect of exchange rate changes on cash	4,522,759	555,609

Net increase (decrease) in cash	(7,111,556)	2,742,305

Cash, beginning of period	63,293,653	13,354,981

Cash, end of period	$56,182,097	$16,097,286

Supplemental disclosure of cash flow information:

Interest paid	$604,505	$904,194

Income taxes paid	$4,449,155	$141,463

Non-cash activities:

Issuance of common stock for the Temix acquisition	$4,021,160	$-

Non monetary exchanges related to certain retail sales	$607,186	$-

Transfer of acquisition deposit as a payment of the purchase price for business acquisition	$718,804	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization, Nature of Business and Basis of Presentation:

Fuqi International, Inc. ("Fuqi” or the "Company") is a leading designer of high quality precious metal jewelry in China, developing, promoting, and selling a broad range of products to the Chinese luxury goods market. The Company operates in two divisions: (i) production and sales and marketing for the wholesale jewelry market and (ii) retail jewelry market. The production division is responsible for all manufacturing of jewelry products, while the sales and marketing division is responsible for all of the selling and marketing functions of the products, including customer relationships and customer service. The Company has been selling its products to wholesalers and distributors since the inception of its operations. Since the beginning of May 2007, the Company has been expanding its retail jewelry strategy. This retail strategy focuses on customer segmentation with emphasis on expansion of its product range to meet differing customer requirements in the various regions.

In 2007, the Company started operating retail jewelry counters under the brand name of “FUQI,” which is targeted to a broad group of mid-level income consumers that purchase more traditional gold and platinum jewelry and jewelry gift items. In August 2008, the Company acquired Temix, a jewelry retail chain with 50 jewelry counters and shops offering high quality diamond products, located in Beijing and Shanghai. The Company currently has over 60 jewelry retail counters and stores in China.

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

In the opinion of the management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Fuqi as of September 30, 2008 and the results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 and the cash flows for the nine months ended September 30, 2008 and 2007. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. The Company’s business is seasonal in nature, with its sales and net income generally higher in the fourth calendar quarter.

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

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Acquisition

On August 7, 2008, the Company closed the acquisition of Shanghai Tian Mei Jewelry Co. Ltd. and Beijing Yinzhong Tian Mei Jewelry Co. Ltd. (collectively referred to as “Temix” or the “Temix Companies”) pursuant to Asset Purchase Agreement (the “Asset Purchase Agreement”) entered into on April 18, 2008 by and between the Company, the Temix Companies and Mr. Chujian Huang, as the principal of the Temix Companies. The Temix Companies are a branded jewelry store chain with 50 outlets located primarily in the Beijing and Shanghai regions. The acquisition of the Temix Companies includes obtaining all of the Temix Companies’ stores, counters, leases, registered trade name, exchange membership, and inventories. The products sold in these outlets are primarily diamond and gemstone jewelry, including ruby, jade, and karat gold. According to the terms of the Asset Purchase Agreement, the Company, through its wholly-owned subsidiary, acquired substantially all of the assets of the Temix Companies for an aggregate purchase price of approximately $11.7 million (RMB80,000,000), and 20% of this amount will be remitted six months after the closing date of this transaction, subject to the Company’s review and verification of the inventory and any uncovered inventory defects. Of $11.7 million, approximately $7 million was outstanding and recorded as current liabilities in the condensed consolidated balance sheets as of September 30, 2008. The purchase price is determined based on the full amount of cash amounts remitted and to be remitted as no material defects found based on the Company’s preliminary evaluation.

On August 7, 2008, and as a part of the acquisition of Temix, the Company acquired all of the intellectual property rights related to the business of the Temix Companies pursuant to the Intellectual Property Transfer Agreement (“IP Transfer Agreement”), which was entered into on April 18, 2008 by the Company’s wholly-owned subsidiary and Mr. Huang. Pursuant to the IP Transfer Agreement, Mr. Huang received 540,333 shares of the Company’s common stock at closing and another 540,333 shares is being placed into an escrow account for the two-year period following the closing and will only be transferred to Mr. Huang if the business of the Temix Companies meets certain performance targets as set forth in the IP Transfer Agreement. The value of the 540,333 shares was determined based on the average market prices of our common stock during the two day-period before and after the terms of the acquisitions were agreed on and announced on April 18, 2008. The value of the shares held in escrow was not included in computing the purchase price until the contingency is resolved. The purchase price will be adjusted for the fair value of contingency shares when the contingency is resolved and such additional shares become distributable.

The Company acquired substantially all the tangible, including inventories and property and equipment, and intangible assets, including trade names and certain strategic alliance agreements, of the Temix related assets and operations, through the execution of these two agreements. Accordingly, the acquisition of these assets is considered acquisition of the “Business” of Temix for accounting and reporting purpose under SFAS141, “Business Combinations”.

The Company’s purpose of the acquisition is to complement and diversify its existing business and provide the opportunity to expose its retail presence in the first-tier cities in China. The acquisition was accounted for using the purchase method of accounting and the operating results of Temix have been included as part of the Company’s retail segment since the date of acquisition.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

A preliminary allocation of the initial purchase price has been made based on available information and is currently subject to change. The cost related to the acquisition has not yet been capitalized and will be capitalized upon the amount of such cost become finalized. The excess of initial purchase price over the preliminary estimated fair value of net tangible and intangibles acquired was recorded as goodwill and is attributable to the retail segment. Other acquired intangibles will be amortized over a straight line basis based on the estimated useful lives. The estimated amounts recognized and their respective lives are shown in the following table.

		Estimated Useful Lives
Identifiable Intangible Asset	Value
Trade names	$2,952,820	Indefinite
Non-compete agreement	123,318	3 years
Strategic Alliance Agreement	174,538	2 years

Total	$3,250,676
Accumulated Amortization	(21,396)
	3,229,280

Amortization expense is estimated to be $128,375 in 2009, $92,013 in 2010, and $23,979 in 2011 and the weighted average amortization lives are approximately 2.26 years.

The following table is a condensed balance sheet based on the current assessment of fair values of the assets acquired as of August 7, 2008 and the components of purchase price.

Inventories	$9,783,482
Property and equipment	1,006,854
Intangible assets	3,250,676
Goodwill	1,678,068

Total assets acquired	$15,719,080

Cash	$11,697,920
Stock	4,021,160

Total purchase price	$15,719,080

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

The following unaudited pro forma combined results of operations of the Company assume that the Temix acquisition was completed as of the beginning of periods presented below.

	Three months ended September 30, 2008	Nine months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30 , 2007

Net sales	$95,969,892	$250,166,498	$38,418,695	$97,757,001
Income from operations	9,426,448	22,276,988	3,628,248	8,191,448
Net income	7,377,686	18,951,832	2,686,217	5,986,376
Earnings per share - basic	$0.34	$0.88	$0.20	$0.46
Earnings per share - diluted	$0.34	$0.88	$0.20	$0.40

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

Operating Leases

The Company enters into operating leases for our retail locations. Other than the five retail shops which a monthly fixed rate of lease amount is charged, all store lease agreements are provided with contingent rent provisions based on a percentage of sales generated in the jewelry counters within department stores. Most of our lease agreements include renewal periods at our option. Lease expenses are recorded in selling and marketing expenses on our condensed consolidated statements of income.

Basic and Diluted Earnings Per Share

As of September 30, 2008, the Company had common stock equivalents of 1,320,000 shares upon the exercise of stock options, which were excluded from the computation of diluted earnings per share as their effect is not dilutive. As of January 1, 2007, the Company had common stock equivalents of 9,968,628 shares upon the exercise of the plan warrants. The Company delivered a notice of redemption to the warrant holders in May 2007, and all of the warrants were either exercised or redeemed and cancelled in June 2007. Contingency shares of 540,333 issued and held in the escrow were excluded from the calculations as the contingency has not yet been resolved as of September 30, 2008. The computation of dilutive potential common shares for the periods is shown as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Basic weighted average shares	21,247,868	12,835,955	21,033,701	12,497,006
Effect of dilutive securities	—		—	2,034,511
Dilutive potential common shares	21,247,868	12,835,955	21,033,701	14,531,517

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Stock-based Compensation

Stock options have been granted to certain of our officers and directors pursuant to the 2007 Equity Incentive Plan. Stock options are grants of shares of our common stock which typically vest over time and are valued at the fair market value of our publicly traded stock on the date of issuance and charged to expense on a straight-line basis over the respective vesting period (generally one to two years). For the three and nine months ended September 30, 2008 and 2007, no options were granted.

Stock-based compensation expense for our stock options was approximately $149,000 and $446,000 for the three months and nine months ended September 30, 2008. No stock-based compensation expense was recorded in the comparable periods in 2007. As of September 30, 2008, total unrecognized estimated compensation cost was approximately $608,000 which is expected to be recognized over a weighted-average period of 1.05 year relating to options for approximately 815,000 shares which were outstanding at such date but which had not yet vested. Unvested option shares are not included in reported common shares outstanding amounts.

As of September 30, 2008, options to purchase 1,320,000 shares of common stock, at exercise prices of $9.00 per share were outstanding and 505,000 of the options to purchase common shares were exercisable as of September 30, 2008. Net stock options outstanding during the three months and nine months ended September 30, 2008 represented 6.2% of outstanding shares as of September 30, 2008.

Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. Upon the acquisition of Temix, the Company is considered to be comprised of two operating segments: (i) wholesale and distribution and (ii) retail. The Company measures segment profit as operating profit. All of the Company’s sales are generated in the PRC and substantially all of the Company’s assets are located in the PRC.

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

Reclassifications

Certain reclassifications have been made to the 2007 consolidated financial statements to conform to the 2008 presentation.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(2)	Inventories:

A summary of inventory is as follows:

	September 30,	December 31,
	2008	2007

Raw materials	$20,273,207	$61,570
Work in progress	3,093,291	12,588,152
Finished goods	12,652,934	13,732,098
Merchandise - retails	14,417,156	3,257,416

	$50,436,588	$29,639,236

Inventories are stated at the lower of cost or market. The first-in-first-out method is used to account for gold and platinum jewelries and the specific identification method for diamond jewelries. As of September 30, 2008, an inventory reserve of approximately $2.0 million was recorded as reduction of inventory cost and an increase of the cost of sales for inventories which have cost basis in excess of its net realizable values.

(3)	Property, Equipment and Improvements:

A summary of property, equipment and improvements is as follows:

	September 30,	December 31,
	2008	2007

Production equipment	$1,389,058	$1,108,045
Computers	122,487	52,697
Office equipment and furniture	428,701	114,403
Automobiles	521,241	486,539
Leasehold improvement	1,758,529	448,000
Building	624,459	582,886
	4,844,475	2,792,570
Less accumulated depreciation and amortization	1,621,855	1,296,709
	$3,222,620	$1,495,861

Depreciation and amortization expense for property, equipment, and improvements amounted to approximately $122,135 and $82,469 for the three months ended September 30, 2008 and 2007, respectively, and $342,248 and $242,160 for the nine months ended September 30, 2008 and 2007, respectively.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(4)	Retail Operating Lease Agreements:

For the three months and nine months ended September 30, 2008, the Company opened a total of five and six new retail counters, respectively of which three of the counters are under the FUQI brand and the other three counters are under the Temix brand. Including the retail counters and shops acquired through the Temix acquisition, the Company had a total of 53 jewelry counters and 7 jewelry shops located in Beijing, Shanghai, and Shenyang region. A summary of retail presences is summarized as follows:

Brand		Counters	Shops	Total
FUQI	Beijing	3	0	3
	Shenyang	6	0	6
		9	0	9

TEMIX	Beijing	27	0	27
	Shanghai	17	7	24
		44	7	51

		53	7	60

The retail counters and shops are operating under operating leases with a term in a range of 6 months to 1 year with an option of extensions. A majority of the leases require payment of contingent rent based on a percentage of store sales. The leasing agreements for five of the retail shops provide for the payment of fees under a fixed rate rent in a range of $4,450 to $21,740. Fees paid to the department stores and shopping malls totaling $641,082 and $711,180 for the three and nine months ended September 30, 2008, respectively, are included in selling and marketing expenses.

The Company recognizes revenues generated from these retail counters when the titles of the merchandise are transferred to the ultimate consumers. The Company determines the product pricing, provides staff training at the counters, controls merchandising and display at the counters, manages inventory, and controls and pays for all the advertising and marketing with respect to the Company’s merchandise.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(5)	Note Payable:

In June 2008, the Company entered into a Maximum Banking Facility Agreement with the Shenzhen Development Bank that provides for a maximum borrowing of up to RMB 50,000,000 ($7,333,206 equivalent as of September 30, 2008). This facility has a term of one year and expires in June 2009 and is secured by certain real properties owned by an affiliated company. Interest is charged at the bank’s prime rate (6.57% at September 30, 2008). A portion of the loan proceeds were used to repay the facility line of credit with another bank executed in February 2007. As of September 30, 2008 the outstanding balance was $7,333,206.

	September 30, 2008	December 31, 2007
A note payable with interest at a rate of 6.732%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2008. The loan was repaid.	-	1,848,150

A note payable with interest at a rate of 6.732%, guaranteed by affiliated companies, matured in January 2008. The loan was repaid.	-	2,053,501

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in February 2008. The loan was repaid.	-	1,026,750

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in February 2008. The loan was repaid.	-	889,850

A note payable with interest at a rate of 6.030%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2008. The loan was repaid.	-	1,369,000

A note payable with interest at a rate of 6.030%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in February 2008. The loan was repaid.	-	2,121,951

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in October 2008. The loan was repaid.	-	1,369,000

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in May 2008. The loan was repaid.	-	958,300

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in June 2008. The loan was repaid	-	1,369,000

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

	September 30, 2008	December 31, 2007

A note payable with interest at a rate of 7.29%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in July 2008. The loan was repaid.	-	2,738,002

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2009.	1,466,641	-

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estates properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2009.	2,273,294	-

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estates properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in January 2009.	1,979,966	-

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estates properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2009.	2,933,282	-

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estates properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2009.	1,026,649	-

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2009.	1,466,641	-

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in January 2009.	1,466,641

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in January 2009.	2,053,298

A note payable with interest at a rate of 6.57%, secured by certain real properties owned by an affiliate, matures in December 2008.	3,373,275

A note payable with interest at a rate of 6.57%, secured by certain real properties owned by an affiliate, matures in December 2008.	3,959,932

	$21,999,619	$15,743,504

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(6)	Gold Futures Contracts:

The Company entered into certain gold futures contracts with its supplier, Shanghai Gold Exchange. Gold futures offered by Shanghai Gold Exchange are designed for full members to hedge or to acquire inventory at a preset price. The futures contract arrangements include purchase call and/or put options. The Company utilized these futures contracts to manage its consolidated exposure to changes in inventory values due to fluctuations in market prices and is not considered as hedges under SFAS 133. The Company’s gold futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings. For the three and nine months ended September 30, 2008, a total of 2.1 and 5.1 tons of gold were purchased under the gold futures contract arrangements which represented approximately 70.2% and 63.6% of the Company’s total purchases during the periods, respectively. A substantial majority of these purchases were settled during the periods and a total gain of approximately $22,954 and $1,584,220 was recognized as non-operating income in the consolidated statement of income for the three and nine months ended September 30, 2008, respectively.

(7)	Fair Value Measurement:

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, for which application has been deferred for one year.

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

The Company’s derivative financial instruments are gold futures contracts based on gold price rates, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a Level 2 input. As of September 30, 2008, the Company did not have any outstanding gold futures contract.

(8)	Related Party Transactions:

For the three and nine months ended September 30, 2008, approximately $0 and $357,000 of operating expenditure, respectively, including wages and benefits of production workers and material tools and supplies was paid by the Company’s affiliate, Rong Xing Company Limited, on behalf of the Company. The Company repaid the full outstanding amount as of September 30, 2008.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(9)	Income Taxes:

Our tax provision for the nine months ended September 30, 2008 and 2007 was primarily for taxes on our subsidiary in China. The Company’s effective income tax rate was 17.8% and 17.0% for the three months ended September 30, 2008 and 2007, respectively, and 17.4% and 17.5% for the nine months ended September 30, 2008 and 2007, respectively. Effective January 1, 2008, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies is subject to enterprise income tax at a uniform rate of 25%. During the transition period, the tax rate is gradually increased to coincide with the new tax rate within five years starting from 2008 and reaching the uniform rate of 25% in 2012.

No U.S. income tax has been provided for income earned by the subsidiary in China, as the Company intends to permanently reinvest these earnings outside of the U.S.

Our reported effective tax rate for the three and nine months ended September 30, 2008 may not be indicative of our effective tax rates for 2008 as a whole.

(10)	Stockholders’ Equity:

In August 2008, the Company completed the acquisition of the Temix Companies. As stipulated in the IP Transfer Agreement (Note 1) entered into with Mr. Huang, the Company issued 1,080,666 shares of Company common stock to acquire all of the intellectual property rights related to the business of Temix Companies. One-half of the shares issued, 540,333 shares, are to be held in escrow over a two-year period and will be released when certain performance targets are met.

(11)	Employment Agreements of Executive Officers:

On August 7, 2008, in conjunction with the Temix acquisition (Note 1), the Company entered into an employment agreement with Mr. Chujian Huang as the General Manager of Temix subsidiary for a term of three years. Under the terms of the agreement, Mr. Huang is compensated an annual salary of $66,900, and is eligible for a discretionary bonus determined by our compensation committee. Either party may terminate the agreement with a 60-day advance written notice.

(12)	Segment Information:

With its acquisition of Temix, the Company is considered to be comprised of two reportable segments: (i) wholesale and distribution and (ii) retail. The segment data for the three months and nine months ended September 30, 2008 and 2007 are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Sales
Wholesale and distribution	$90,523,143	$35,860,974	$233,011,441	$89,823,682
Retail	3,154,558	386,837	5,108,874	665,094

	$93,677,701	$36,247,811	$238,120,315	$90,488,776

Income before provision for income taxes:
Wholesale and distribution	$8,666,885	$3,799,163	$22,813,611	$9,102,510
Retail	292,523	41,128	578,467	98,703
	8,959,408	3,840,291	23,392,078	9,201,213

Unallocated corporate expenses	(674,704)	(171,181)	(2,194,284)	(856,892)
Other income (expense), net	(355,019)	(378,785)	789,587	(948,313)

	$7,929,685	$3,290,325	$21,987,381	$7,396,008

The table below provides a summary of the Company’s assets as it relates to the Company’s operation segments as of the dates shown:

	September 30,	December 31,
	2008	2007
Assets
Wholesale and distribution	$149,282,241	$117,134,853
Retail	24,785,205	3,339,195
Corporate	446,682	2,240,542

Totals	$174,514,128	$122,714,590

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(13)	Subsequent Events:

In October and November 2008, the Company entered into certain operating leases to open additional seven FUQI-brand retail counters within the department stores and the operations are expected to begin in November and December. A summary of these counters by locations is shown as follows:

City, Provinces	No. of counters
Haerbin, Jilin,	2
Xinxiang, Henan	3
Shun yang, Henan	1
Shan dong	1

7

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

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following: risks related to our acquisition of Temix in August 2008, adverse capital and credit market conditions, vulnerability of our business to general economic downturn; fluctuation and unpredictability of costs related to the gold, platinum, and precious metals markets and other commodities used to make our products; changes in the laws of the PRC that affect our operations; our inexperience in the retail jewelry market; and our ability to obtain all necessary government certifications and/or licenses to conduct our business. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

RECENT EVENTS

Acquisition of Temix

On August 7, 2008, we closed the acquisition of Temix, a jewelry retail chain with 50 jewelry counters and shops offering high quality diamond products, located in Beijing and Shanghai. Temix has a fashionable diamond business in addition to its wide selection of gold and platinum products. Temix’s counters and retail stores represent contemporary, fashionable jewelry designs that are designed to appeal to young women. Temix also strives to provide its customers with a pleasurable shopping experience by offering well-trained sales associates and marketing programs designed to promote customer awareness of its high quality of merchandise assortments. Temix offers lifetime exchange and lifetime buy-back as well as certification for certain high quality jewelry pieces to its consumers.

Temix’s retail operations are located within the leading department stores and shopping malls in the first-tier cities. The average size of each retail operation ranges from 300 to 600 square feet with approximately 1,300 to 2,500 SKUs available for sale and the average transaction cost ranges from $200 to $3,000

We acquired Temix to diversify our business strategy, expand our presence at the retail level and improve our sales and margin performance. After closing the acquisition, Temix continues to be led by Mr. Chujian Huang, the co-founder of Temix, who is responsible for managing the Temix chain as our subsidiaries. Temix’s operating results are included as part of the Company’s retail segment since the date of Temix’s acquisition.

The purchase consisted of approximately $11.7 million of cash and a total of 1,080,666 shares of our common stock. A total of 540,333 shares were issued to Mr. Huang at closing and the remaining 540,333 shares were being placed into an escrow account for the two-year period following the closing and will only transferred to Mr. Huang if the business of the Temix meets certain performance targets as set forth in the IP Transfer Agreement. The value of the 540,333 shares was determined based on the average market prices of our common stock during the two day-period before and after the terms of the acquisitions were agreed on and announced on April 18, 2008. The value of the shares held in escrow was not included in computing the purchase price until the contingency is resolved. The purchase price will be adjusted for the fair value of contingency shares when the contingency is resolved and such additional shares become distributable.

During August and September of 2008, the acquisition integration was being processed and the Temix acquisition added approximately $2.2 million of retail sales and $177,000 of operating profits in the third quarter of 2008. In future periods, we hope to improve Temix’s net sales and operating profit by instituting price increases and improving product mix with a focus on higher-margin products.

Expansion of Retail Presence

Since we launched of our retail strategy in May 2007, we initiated the establishment of brand presence in the jewelry retail operations in Shenyang region and developed the brand of FUQI. Our FUQI brand is marketed to a broad group of mid-level income consumers that purchase more traditional gold and platinum jewelry and jewelry gift items. During the third quarter of 2008, we have expanded our FUQI brand presence in Beijing with three new counters which are located among large business and tourist districts in Beijing. In September 2008, subsequent to completion of our Temix acquisition, we opened three new Temix-branded jewelry counters, two in Shanghai and one in Beijing.

In conjunction with the retail jewelry operations acquired through Temix acquisition, as of September 30, 2008, we have a total of 60 retail operations, 51 of Temix brand and 9 of FUQI brand. We plan to open an additional 10 to 12 retail counters toward the end of the year and intend to further penetrate our retail presence in northern region of China. Our retail expansion is aimed towards increasing penetration across the first and second-tier cities, focusing on customer segmentation with emphasis on expansion of product range to meet differing customer groups and enhancing brand awareness to our products.

RESULTS OF OPERATIONS

The following table sets forth certain information from our condensed consolidated statements of income and comprehensive income for the three months and nine months ended September 30, 2008 and 2007 (unaudited):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
	(in thousands, except percentages, share and per share amounts)
Net sales
Wholesale and distribution	$90,523	96.6%	$35,861	98.9%	$233,011	97.9%	$89,824	99.3%
Retail	3,155	3.4%	387	1.1%	5,109	2.1%	665	0.7%

	93,678	100.0%	36,248	100.0%	238,120	100.0%	90,489	100.0%

Cost of sales
Wholesale and distribution	80,723	86.2%	31,468	86.8%	207,617	87.2%	79,289	87.6%
Retail	1,956	2.1%	303	0.8%	3,597	1.5%	506	0.6%

	82,679	88.3%	31,771	87.6%	211,214	88.7%	79,795	88.2%

Gross profit	10,999	11.7%	4,477	12.4%	26,906	11.3%	10,694	11.8%

Operating expenses:
Selling and marketing	1,560	1.7%	268	0.7%	2,486	1.0%	649	0.7%
General and administrative	1,154	1.2%	539	1.5%	3,223	1.4%	1,701	1.9%

Total operating expenses	2,714	2.9%	807	2.2%	5,709	2.4%	2,350	2.6%

Income from operations	8,285	8.8%	3,670	10.2%	21,197	8.9%	8,344	9.2%

Other income (expense), net	(355)	-0.3%	(380)	-1.1%	790	0.3%	(948)	-1.0%

Income before provision for income taxes	7,930	8.5%	3,290	9.1%	21,987	9.2%	7,396	8.2%

Provision for income taxes	1,409	1.5%	560	1.6%	3,821	1.6%	1,294	1.5%

Net income	6,521	7.0%	2,730	7.5%	18,166	7.6%	6,102	6.7%

Other comprehensive income - foreign currency translation adjustments	707	0.7%	229	0.7%	7,214	3.1%	554	0.7%

Comprehensive income	$7,228	7.7%	$2,959	8.2%	$25,380	10.7%	$6,656	7.4%

Earnings per share - basic	$0.31		$0.21		$0.86		$0.49

Earnings per share - diluted	$0.31		$0.21		$0.85		$0.42

Three Months Ended September 30, 2008 and 2007

Net sales

Net sales, which consist of gross sales net of returns, for the three months ended September 30, 2008 increased by 158.8% to $93.7 million from $36.2 million compared with the same period in 2007.

Net sales of our wholesale and distribution segment increased by 152.1% to $90.5 million from $35.9 million in the same period of 2007. Consistent with the first half of 2008, our gold jewelry products continued to be the primary driver of our sales. In addition, we have implemented price increases for the products in response to rising raw material costs as compared with the same period of last year, particularly with respect to gold and platinum. The year-over-year growth in our sales volume during 2008 was primarily attributable to expanding of our customer bases and receiving larger sale orders from customers, which we were able to meet with our increased working capital that resulted from our initial public offering in October 2007.

Net wholesale and distribution sales for the three months ended September 30, 2008 and 2007 were comprised of the following:

	Three Months Ended September 30,
	2008		2007
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$11.3	12.5%	$8.7	24.2%
Gold	76.9	85.0%	21.8	60.7%
K-gold and Studded Jewelry	2.3	2.5%	5.4	15.1%
Total	$90.5	100%	$35.9	100%

Revenue derived from our retail segment during the third quarter totaled $3.2 million, representing 3.4% of the total revenue, which included $2.2 million of revenue from the acquisition of Temix and $1.0 million of revenue from the sale of FUQI branded products.

Cost of sales

Cost of sales is mainly comprised of costs of raw materials, primarily gold and platinum, in addition to direct manufacturing costs and factory overhead. Cost of sales for the three months ended September 30, 2008 increased by 160.1% to $82.7 million from $31.8 million for the same period in 2007.

Wholesale and distribution cost of sales increased by $49.2 million, or 156.2%, in the third quarter of 2008 to $80.7 million from $31.5 million for the third quarter of 2007. As a percentage of wholesale and distribution sales, cost of sales increased to 89.2% in the three months ended September 30, 2008 compared to 87.8% in the three months ended September 30, 2007 primarily attributable to approximately $2.0 million of inventory reserves related to the excess of certain inventories cost over the expected net realizable value as a result of the recent drop of the price of platinum.

Cost of retail sales primarily represent cost of merchandise sold. Cost of retail sales as a percentage of retail revenue was 62.0% for the three months ended September 30, 2008, a decrease of 163 basis points, from 78.3% for the same period last year. The decrease of cost of sales as a percentage was a result of the lower cost of Temix products. We are currently in the process of centralized procurement of diamond jewelry, which we hope will be able to further lower our cost of the retail operations in the fourth quarter of 2008 and thereafter.

Gross profit

Gross profit as a percentage of net sales for the three months ended September 30, 2008 decreased by 70 basis points to 11.7% from 12.4% for the same period in 2007. Our retail segment contributed approximately $1.2 million in gross profit for the third quarter of 2008. In the fourth quarter of 2008 and year 2009, we intend to make significant investments to expand Temix’s product mix, which typically have higher margins than the jewelry wholesale and distribution.

Selling and marketing expenses

Selling and marketing expenses are primarily comprised of business taxes, payroll expenses of our sales workforce, advertising expenses, traveling expenses, production costs of marketing materials, insurance, delivery expenses and retail related expenses. Selling and marketing expenses increased by 497.0% to approximately $1.6 million for the three months ended September 30, 2008 as compared to $268,000 for the same periods in 2007. Selling and marketing expenses as a percentage of net sales increased to 1.7% for the three months ended September 30, 2008 from 0.7% for the same period in 2007.

The increase in selling and marketing expenses was due to an increase of business tax as a result of the increase in our overall net sales and an additional $641,000 of leasing expenses for our retail operations. The increase was also due to higher personnel cost due to the expansion of our sales workforce as a result of our acquisition of Temix, in addition to advertising and promotional expenses associated with our annual national jewelry exhibition held in September 2008.

General and administrative expenses

General and administrative expenses consist primarily of payroll expenses, benefits and travel expenses for our staff, professional fees including audit, accounting, legal, and financial advisory, depreciation expenses, and general office expenses. General and administrative expenses for the three months ended September 30, 2008 were approximately $1.2 million, an increase of 122.6%, from $539,000 for the same period in 2007. General and administrative expenses as a percentage of net sales decreased to 1.2% for the three months ended September 30, 2008 from 1.5% for the same period in prior year. The increase in general and administrative expenses as a dollar amount for the third quarter of 2008 included approximately $280,000 in legal, consulting and accounting costs, part of which was incurred to assist with our year end Sarbanes-Oxley compliance. In addition, we incurred $180,000 in salary costs in the third quarter of 2008 to support our business expansion, including the recently established retail counters and stores, in addition to $150,000 in stock compensation costs. The decrease in general and administrative expenses as a percentage of net sales was due to an increase of net sales, which was at a higher rate than the increase in general and administrative expenses.

Other income (expense), net

Other expenses were approximately $355,000 for the three months ended September 30, 2008, a decrease of 6.6% compared to other expenses of $380,000 for the same period in 2007. The decrease was attributable to realized gains of approximately $23,000 from our gold futures contracts.

Provision for income tax

Provision for income tax expense was approximately $1.4 million for the three months ended September 30, 2008, an increase of 150% from approximately $560,000 for the same period in 2007. Our effective tax rate for the three months ended September 30, 2008 was 17.8%, an increase of 80 point basis, compared to that of 17.0% for the same period in 2007. The increase was due to an increase in the taxable income for the three months ended September 30, 2008 and an increase of our income tax rate to 18% in 2008 from 15% in 2007, as a result of the newly enacted PRC Enterprise Income Tax Law effective January 1, 2008.

Net income

Net income increased to $6.5 million for the three months ended September 30, 2008 from $2.7 million for the same period of the prior year, an increase of 140.7%. Our net margin decreased to 7.0% for the three months ended September 30, 2008 from 7.5% for the same period in 2007.

Nine Months Ended September 30, 2008 and 2007

Net sales

Net sales for the nine months ended September 30, 2008 increased by 163.1% to $238.1 million from $90.5 million compared with the nine months ended September 30, 2008.

Net sales derived from our wholesale and distribution segment for the nine months ended September 30, 2008 increased by 159.5% to $233.0 million from $89.8 million for the same period in 2007. During the first nine months of the fiscal year 2008, our sales prices and sales volume increased by approximately 13.5% and 102.8%, respectively, from the same period in last year. The increase in sales prices was primarily attributable to an increase in the cost of precious metals. The growth in our sales volume during 2008 was primarily attributable to receiving larger sale orders from customers, which we were able to meet with our increased working capital that resulted from our initial public offering in October 2007.

Net wholesale and distribution sales for the nine months ended September 30, 2008 and 2007 were comprised of the following:

	Nine Months Ended September 30,
	2008		2007
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$24.5	10.5%	$20.7	23.1%
Gold	201.4	86.4%	49.8	55.5%
K-gold and Studded Jewelry	7.1	3.1%	19.3	21.4%
Total	$233.0	100%	$89.8	100%

Net sales derived from our retail segment for the nine months ended September 30, 2008 increased by $4.4 million to $5.1 million from $665,000 for the same period in 2007. The increase in retail revenue for the nine months ended September 30, 2008 is primarily due to the Temix acquisition which accounted for $2.2 million of this increase.

Cost of sales

Cost of sales for the nine months ended September 30, 2008 increased by 164.7% to $211.2 million from $79.8 million for the same period in 2007. As a percentage of revenue, cost of sales increased to 88.7% for the nine months ended September 2008, compared to 88.2% for the comparable period in 2007

Wholesale and distribution cost of sales for the nine months ended September 30, 2008 increased by 161.8% to $207.6 million from $79.3 million for the same period in 2007. The increase in cost of sales, which was consistent with the increase in net sales, was primarily due to an increase in the cost of raw materials, which resulted from the increase in both sales volume and the general increase in the cost of precious metals. In addition, our direct labor costs increased at a higher rate during the first nine months of the fiscal year 2008 as compared to the same period in 2007 due to the inflationary pressure and enforcement of the New Labor Law effective January 1, 2008.

Cost of retail sales for the nine months ended September 30, 2008 increased by $3.1 million to $3.6 million from $506,000 for the same period in 2007. As a percentage of retail revenue, cost of retail sales decreased to 70.4% for the nine months ended September 30, 2008 from 76.1% for the same period of last year. The increase in cost of retail sales for the nine months ended September 30, 2008 included $1.3 million from the acquisition of Temix.

Gross profit

Gross profit as a percentage of net sales for the nine months ended September 30, 2008 decreased by 50 basis points to 11.3% from 11.8% for the same period in 2007.

Selling and marketing expenses

Selling and marketing expenses for the nine months ended September 30, 2008 were approximately $2.5 million, an increase of $1.9 million, or 285.2%, from approximately $649,000 for the same period in 2007. The increase was primarily due to an increase of business tax expenses that resulted from an overall increase in our net revenue and salaries from our sales and marketing executives. Selling and marketing expenses as a percentage of net sales slightly increased to 1.0% for the nine months ended September 30, 2008 compared to 0.7% for the same period in 2007.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2008 increased by 88.2% to $3.2 million from $1.7 million for the same period in 2007. General and administrative expenses as a percentage of net sales decreased by 50 point basis to 1.4% for the nine months ended September 30, 2008 from 1.9% in the same period of 2007. The dollar amount increase for the nine months ended September 30, 2008 was due to a substantial increase in legal, accounting and professional fees as a result of being a publicly traded company since October 2007, in addition to expenses related to options granted and increased salaries to certain executives under employment agreements executed in October 2007.

Other income (expense), net

Other income for the nine months ended September 30, 2008 increased by 183.3% to $790,000 from $948,000 of other expense in the same period in 2007. A majority of the increase resulted from the gain from derivative instruments of approximately $1.6 million during the nine months ended September 30, 2008.

Provision for income tax

Provision for income tax expense was approximately $3.8 million for the nine months ended September 30, 2008, an increase of 192.3% from approximately $1.3 million for the same period in 2007. Our effective tax rate for the nine months ended September 30, 2008 was 17.4% a decrease of 10 basis points from 17.5% for the same period in 2007.

Net income

Net income increased to $18.2 million for the nine months ended September 30, 2008 from 6.1 million for the same period of the prior year, an increase of 198.4%. Our net margin increased to 7.6% for the nine months ended September 30, 2008 from 6.7% for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had cash and cash equivalents of $56.2 million which is a decrease of $7.1 million or 11.2% compared to December 31, 2007. The decrease was primarily a result of approximately $4.6 million cash paid for the Temix acquisition. Our primary sources of cash are from operating activities.

Operating activities - Net cash used for operating activities increased to $10.8 million for the nine months ended September 30, 2008, compared to net cash used for operating activities of $1.7 million for the same period in 2007 mainly due to higher balances of our accounts receivable, refundable value added tax and inventory.

During the first nine months of year 2008, we used cash to increase our inventory, which increased by 70.2% to $50.4 million as of September 30, 2008, as compared with December 31, 2007. We increased our inventory in an effort to maintain sufficient levels to meet our expanding retail operations and wholesale and distribution by investing more of our working capital in our inventory to take on larger sales orders, which ultimately increased the accounts receivables. At the same time, we continued to limit our inventory risk and managed the average inventory per our retail stores. During the fourth quarter of 2008 and during 2009, we intend to increase the effectiveness of our retail inventory assortments in an effort to increase sales and inventory turnover.

We analyze our inventory levels quarterly, and write-down inventory that has a cost basis in excess of its expected net realizable value. As of September 30, 2008, an inventory reserve of approximately $2.0 million, representing less than 4% of our total inventory, was recorded due to recent drop in the market price of platinum.

Investing activities - For the first nine months of 2008, cash used for investing activities was $4.4 million, which was higher than the amount of $417,000 used for the same period in 2007. The increased was primarily due to $3.9 million of cash paid for business acquisitions and $959,000 spent on plant asset additions. During the remainder of fiscal 2008, we expect to continue to invest in additional fixed assets in connection with the expansion of our retail operations.

Financing activities - Net cash provided by financing activities amounted to approximately $3.6 million for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $4.3 million for the nine months ended September 30, 2007. The decrease was primarily a result of decreased loan borrowings during the nine months ended September 30, 2008.

As of September 30, 2008, we had outstanding short-term loan payables of approximately $22 million that are due and payable on dates between December 2008 and March 2009. Amounts included in the $22 million loan payable include amounts borrowed under a one-year term loan with the Shenzhen Development Bank that provides for a maximum borrowing of up to approximately $7.3 million. This facility expires in June 2009 and is secured by certain real properties owned by an affiliate company. Interest is charged at the bank’s prime rate (6.57% at September 30, 2008). The remaining outstanding loans are secured by our inventory, real property, and/or guaranteed by our affiliates and our controlling stockholder and have certain restrictions and covenants. We do not guarantee any indebtedness of our affiliates. The aggregate outstanding short-term notes payables bear interest rates ranging from 6.57% to 8.217%.

The capital and credit markets have been experiencing extreme volatility and disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We intend to obtain additional short-term loans to pay the $22 million short-term notes before the notes become due and payable. While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired. If we are unable to obtain additional financing at or prior to the maturity date of our note payables, our liquidity will be adversely affected, and without sufficient liquidity, we may be forced to curtail our operations. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Contractual Debt Obligations.  We enter into operating leases for our retail locations. Other than the five retail shops which a monthly fixed rate of lease amount is charged, all store lease agreements are provided with contingent rent provisions based on a percentage of sales generated in the jewelry counters within department stores which are excluded from minimum lease payments. The monthly fixed rate of the five retail shops is approximately $44,000. There have been no material revisions to our contractual obligations as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 with the SEC on March 28, 2008.

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

In addition to the funds required to open new retail locations, additional working capital will be needed to operate the retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores. We anticipate that the costs for such expansion include costs to acquire new raw materials, open retail outlets, acquire new components and additional tooling, and secure labor to manufacture jewelry and for marketing and promotional activities. Additional capital for this objective may be required that is in excess of our current resources, requiring us to raise additional capital through additional equity offerings or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing material financial position and results of operations.

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

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

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

Our derivative financial instruments are gold futures contracts based on gold price rates, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a Level 2 input.

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

Purchase Price Allocations - We accounted for our Temix’s acquisition using the purchase method of accounting. This method requires that the acquisition cost be allocated to the assets we acquired based on their fair values. We make estimates and judgments in determining the fair value of the acquired assets. We base our estimate on independent appraisal reports, which have not yet been finalized, as well as our internal judgments based on the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets could be materially different.

Inventory - Inventories are stated at the lower of cost or market. The first-in-first-out method is used to account for gold and platinum jewelries and the specific identification method for diamond jewelries. An inventory reserve is maintained where the cost exceeds the net realizable value.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, other than those discussed below.

Commodity Price Sensitivity

As a leading designer and wholesaler of high quality precious metal jewelry in China, we believe that we have to maintain a sufficient inventory to meet demands of our products based on customer orders, sales projection and finished goods for sales to retailers, who will purchase from our show room in our head office in Shenzhen. We are exposed to market risk in connection with our inventory balances, which are comprised primarily of gold, platinum, and jewelry made from gold and platinum. Our inventories are stated at the lower of cost or market value using the “first in, first out” method. If there is a downward change in the market price of gold, we are required to mark-down the value of our inventory and record a loss in our statement of income. As of September 30, 2008, we recorded an inventory reserve totaled $2.0 million, approximately 3.8% of our inventory balances, for raw materials which have cost in excess of the expected net realizable value as a result of the recent significant drop of prices of platinum. We cannot predict the extent to which high raw material price levels will continue in the future. We do not have any long-term raw material purchase contracts.

In attempt to protect us against volatility of the price of precious metals, we have entered into gold related derivative financial instruments with our major supplier, the Shanghai Gold Exchange to reduce the impact of fluctuations in gold prices. Our primary objective of entering into derivative instruments is to reduce the impact on our operating results of the volatility of gold prices. We do not hold or issue derivative financial instruments for trading purposes. For the three months and nine months ended September 30, 2008, a total of 2.1 and 5.1 tons of gold were purchased under the gold future contract arrangements which represented approximately 70.2% and 63.9% of our total purchases during the periods, respectively. A substantial majority of these purchases were settled during the periods and a total gain of approximately $22,954 and $1,584,220 was recognized as non-operating income in the consolidated statement of income for the three and nine months ended September 30, 2008, respectively.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.   Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

A significant deficiency (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. The following significant deficiencies have been identified and included in our management’s assessment as of September 30, 2008:

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

Our management believes that none of these internal control deficiencies are identified as material weakness or has had a material effect on our financial condition or results of operations or caused our financial statements as of and for the nine months ended September 30, 2008 to contain a material misstatement.

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

In addition, since 2007, our management has or plans to implement the measures described below under the supervision and guidance of our audit committee to remediate such ineffectiveness and to strengthen our internal controls over financial reporting. As of the date of the filing, our management has implemented, or is in the process of implementing, the following measures:

1.	We increased the level of interaction among our management, audit committee, independent auditors and other external advisors;

2.	We recruited a Financial Controller in August 2008 to enhance the financial reporting abilities of our China operations;

3.	We evaluated the sufficiency of local financial and accounting staff, and, based on that evaluation, we hired and continue to hire additional accounting staff;

4.	We are in the process of enhancing training programs on accounting principles and procedures for our existing staff members;

5.	We have established monthly and quarterly data collection timetables and procedures, including assigning data collection responsibilities to designated personnel;

6.	We engaged with a professional advisory firm on outsourcing part of our internal audit function;

7.
We recruited an internal audit staff accountant in April 2008 to assist us improve our internal audit procedures and assigned a member of our internal personnel to be responsible for coordinating and monitoring the progress of our internal audit procedures; and

8.
We are in the process of recruiting a qualified and experienced internal auditor to implement the internal audit function, and we plan to provide additional training to this internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

We believe that we are taking the steps necessary for remediation of the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate

Changes in Internal Controls over Financial Reporting

On August 7, 2008, we acquired Temix, as more fully described in Note 1 to the Condensed Consolidated Financial Statements. Temix is our first major acquisition of a jewelry retail chain and with 50 jewelry counter and shop locations, located in Beijing and Shanghai. With the acquisition of Temix, we have over 60 jewelry retail counters and stores in China. For the three and nine months ended September 30, 2008, Temix represented a substantial majority of our retail operations. Commencing in August 2008, we have initiated a transition period in which we are attempting to review, evaluate, improve and integrate Temix’s existing internal control structure into our internal control system. The implementation process for is expected to be completed during fiscal year 2009. Because we are continuing to evaluate the internal controls over financial reporting associated with this acquisition, any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within, or prior to the time of, our first annual assessment of internal control over financial reporting that is required to include this entity.

Other than as set forth in this Item 4 - Controls and Procedures, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

None.

ITEM 1A - RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. Except as set forth below, there have been no material revisions to the “Risk Factors” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007.

Our acquisition of Temix in August 2008 may not result in the benefits and revenue growth we expect.

In August 2008, we completed our acquisition of Temix, as more fully described in Note 1 to the Condensed Consolidated Financial Statements. Temix was our first major acquisition of a jewelry retail operation. We may continue to acquire additional businesses in the future. This acquisition and future acquisitions involve substantial risks, including:

•	integration and management of the operations;
•	retention of key personnel;
•	integration of information systems, internal procedures, accounts receivable and management, financial and operational controls;
•	retention of customer base of acquired businesses;
•	diversion of management’s attention from other ongoing business concerns; and exposure to unanticipated liabilities of acquired companies.

These and other factors could harm our ability to achieve anticipated levels of profitability or realize other anticipated benefits of an acquisition and could adversely affect our business and operating results.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired. As of September 30, 2008, we had approximately $22 million in short-term note payables that are due and payable between December 2008 and March 2009. If we are unable to obtain additional financing at or prior to the maturity date of our note payables, our liquidity will be adversely affected, and without sufficient liquidity, we may be forced to curtail our operations. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Demand for our services is cyclical and vulnerable to economic downturns. Although our total revenues continue to improve in the third quarter of 2008, the current tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing for purchases of our services and could result in a decrease in or cancellation of orders for our services. We are unable to predict the duration and severity of the current disruption in financial markets and the global adverse economic conditions and the effect such events might have on our business. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

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

FUQI INTERNATIONAL, INC.

Date: November 14, 2008	By:	/s/ Yu Kwai Chong
Yu Kwai Chong
Chief Executive Officer

Date: November 14, 2008	By:	/s/ Ching Wan Wong
Ching Wan Wong
Chief Financial Officer