Form 10-K/A
period 2007-12-31
FUQI INTERNATIONAL, INC.
filed 2009-03-09
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

There were 20,924,843 shares of common stock outstanding as of March 28, 2008.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends and restates items identified below with respect to the Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on August 19, 2008, as amended by the Form 10-K/A filed by the Company with the SEC on April 29, 2008 (collectively, the “Original Filing”).

This Amendment No. 2 on Form 10-K/A only amends information in Item 1 (Business), Item 1A (Risk Factors), Item 6 (Selected Financial Data), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements and Supplementary Data), Item 9A (Controls and Procedures), Item 11 (Executive Compensation), and Item 13 (Certain Relationships and Related Transactions, and Director Independence).  As a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except as stated in this Amendment No. 2, this Amendment No. 2 continues to describe conditions as of the respective dates of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

FUQI INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 The information contained in this Form 10-K/A, including in the documents incorporated by reference into this Form 10-K/A, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and their management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition, and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

 The forward-looking statements contained in this Form 10-K/A are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

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

•
The other factors referenced in this Form 10-K/A, including, without limitation, under the sections entitled “Risk Factors,” “Financial Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Description of Business.”

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

Overview

We are a leading designer of high quality precious metal jewelry in China, developing, promoting, and selling a broad range of products to the luxury goods market in China. Our products consist of a range of unique styles and designs made from gold and other precious metals such as platinum and Karat gold (K-gold).  We also produce jewelry items that contain diamonds and other precious stones on a custom-order basis. Our design database presently contains over 28,000 unique products. We continuously innovate and change our designs based upon consumer trends in China. By continuously creating new designs and rapidly bringing them to market, we believe we are able to differentiate ourselves from our competitors and strengthen our brand identity.

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

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through both retail counters located in department stores and in traditional stand-alone jewelry stores. We sell our products to our customers at price points that reflect the market price of the base material, plus a mark-up reflecting our design fees and processing fees. Typically this markup ranges from 8% to 14%. Our customers then further mark up our products to the consumers up to an additional 30%. Our target price points for our traditional line of gold jewelry are primarily designed to appeal to China’s growing middle class, with an emphasis on young women consumers.

In order to capitalize on the substantial growth in consumer spending on luxury goods in China and to capture the margin appreciation from direct sales to the consumer, we recently initiated a retail strategy in 2007 in product categories where we believe we will not compete with our existing sales channels. Our retail strategy focuses on finished diamond and other gemstone jewelry, which we have previously provided only on a custom-order basis and which has historically represented only a nominal percentage of our overall sales.  Our finished gemstone jewelry products are primarily designed to appeal to China’s younger, urban customers, who are generally better educated and influenced more by Western culture than older consumers.

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

Establish and expand our retail market footprint

We have developed and are executing a retail sales plan aimed at gaining market share in the growing consumer market in China. We intend to acquire leases and open new stores in markets that we believe have a sufficient concentration of our target customers. Our retail expansion program is designed to reach new and existing customers through the opening of new retail locations and through the introduction of new jewelry designs, including our planned finished gemstone jewelry line. Retail locations will be determined on the basis of various factors, including geographic location, demographic studies and other jewelry stores or counters in the vicinity of a retail location.

Our retail expansion strategy is designed not to conflict with our existing distributors. For example, generally we sell our traditional gold jewelry products to distributors who then sell them to department stores. The department stores display these products in a retail counter typically owned by the department stores. In most cases there are other counters in the department stores that are owned by third party companies that sell non-competing products to our gold jewelry products, such as finished gemstone jewelry items. These third party counters are our target for the acquisition of leases, which means we will not compete with our distributors or with the department stores. Also, we initially plan to open stores at retail outlets not currently offering our products. In this way we hope to increase market penetration and maintain positive relationships with our distributors.

We intend to open new retail locations by leasing unoccupied space, acquiring existing leases from third parties and/or acquiring the existing jewelry operations of third parties that occupy retail space. In December 2007, we employed an experienced senior marketing executive who has over 26 years of experience in the retail industry to assist in the expansion of our retail operations. We have also recruited experienced craftsmen, who have worked for foreign jewelry manufacturers for our planned studded jewelry production line, which will include diamond and other finished gemstone jewelry products. During 2008, we intend to open and/or acquire 60 to 80 retail counters and open 8 to 10 retail stores in municipalities and provincial capitals throughout China.

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

•
favorable regulatory changes— as a member of the World Trade Organization (WTO), China has eliminated a number of restrictions on foreign ownership and operations of retail stores. Tariffs on colored gemstones, gold, silver and pearls have been reduced in the past and economic and trade relationships between China and other major economic powers have generally been liberalized.

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

Our jewelry product series include the following:

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

•
Studded Jewelry Series. This series is made from pt950, pt900, 18K gold, 14K gold and other customer-designated rare metals studded with diamonds, emerald, jade and semi-precious stones.  We currently produce studded jewelry products on a custom-order basis only, but intend to expand production and begin producing a line of studded jewelry products.

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

As we expand into retail, we intend to expand new product offerings including diamond, jade, and other gemstone products. These products usually have a longer turnover period of at least four to six months but offer higher margins. We believe that it is critical for us to expand our product lines to include these products to be sold in our own retail outlets and to our wholesale customers. We will analyze sales data at all our retail outlets and determine the best product mix a particular outlet will carry to achieve the highest sales revenue.

Through these retail outlets, we intend to offer our full range of jewelry products to showcase and sell. Furthermore, we plan to design and manufacture a line of fine diamond, jade and gemstone jewelry to be sold primarily in our retail shops.

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

Our traditional gold jewelry products are mainly designed for the middle income class in China, with an emphasis on young women. Approximately 50% of our designs are for 20 to 40 year old women, 5% of our designs are for new-born children, 20% of our designs are for middle-aged men and 25% of our designs are for middle to older-aged women. Our products are sold in China at average retail prices equivalent to $200 to $300, including tax. At present, approximately 5 to 6% of our products are marketed on a private label basis, but we anticipate that this percentage will decrease as we continue to develop the “Fuqi” brand.

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

ITEM 1A: RISK FACTORS

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Form 10-K/A before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This filing also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Form 10-K/A.

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

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, platinum and, to a lesser extent, other precious and semi-precious metals and stones.  Historically, we have not hedged our requirements for gold, platinum or other raw materials through the use of options, forward contracts or outright commodity purchasing.  In the fourth quarter of 2007, we began to engage in such hedging for gold by entering into gold futures contracts, but there is no guarantee that we will benefit in our attempts to hedge against fluctuations in the price or availability of gold.  A significant disruption in our supply of gold, platinum, or other commodities could decrease our production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of gold, platinum, or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase our raw materials, may adversely affect our ability to maintain production of our products and sustain profitability. Although we generally attempt to pass increased commodity prices to our customers, there may be circumstances in which we are not able to do so. In addition, if we were to experience a significant or prolonged shortage of gold, platinum, or other commodities, we would be unable to meet our production schedules and to ship products to our customers in timely fashion, which would adversely affect our sales, margins and customer relations. Furthermore, the value of our inventory may be affected by commodity prices. We record the value of our inventory at the lower of cost (using the first-in, first-out method) or market. As a result, decreases in the market value of precious metals such as gold and platinum would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value of our inventory.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated statements of income data for each of the five years ended December 31, 2007 and the consolidated balance sheet data as of December 31, 2007, 2006, 2005, 2004, and 2003 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results of operations for future years. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K/A.

Consolidated Statement of Income Data:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands, Except Share Amounts and Earnings per Share)
Net sales	$145,559	$92,409	$72,580	$56,765	$29,501
Cost of sales	129,045	83,619	64,964	50,862	26,019
Gross profit	16,514	8,790	7,616	5,903	3,482
Operating expenses
Selling and marketing	1,105	490	624	549	251
General and administrative	2,919	794	671	1,006	1,006
Total operating expenses	4,024	1,284	1,295	1,555	1,257
Income from operations	12,490	7,506	6,321	4,348	2,225
Other income (expenses):
Interest expense	(1,239)	(799)	(498)	(100)	—
Interest income	166	70	—	—	1
Change of fair value on inventory loan payable	(46)	—	—	—	—
Loss on disposal of fixed assets	—	—	—	(45)	—
Exemption of tax liabilities and estimated penalty payable	4,162	—	—	—	—
Miscellaneous	80	13	(1)	4	40
Total other income (expenses)	3,123	(716)	(499)	(141)	41
Income before provision for income taxes	15,613	6,790	5,822	4,207	2,266
Provision for income taxes	2,097	995	452	359	193
Net income	13,516	5,795	5,370	3,848	2,073
Other comprehensive income - foreign currency translation adjustments	2,553	288	143	—	—
Comprehensive income	$16,069	$6,083	$5,513	$3,848	$2,073
Earnings per share - basic	$0.96	$0.51	$0.48	$0.34	$0.19
Earnings per share - diluted	$0.86	$0.50	$0.48	$0.34	$0.19
Cash dividends per share	$—	$0.24	$0.49	$0.35	$0.15
Weighted average number of common shares - basic	14,105,791	11,260,544	11,175,543	11,175,543	11,175,543
Weighted average number of common shares - diluted	15,627,494	11,631,459	11,175,543	11,175,543	11,175,543

Consolidated Balance Sheet Data:

	As of December 31,
	2007	2006	2005	2004	2003
	(In Thousands)
Cash	$63,294	$13,355	$71	$256	$1,294
Total assets	122,715	31,125	28,115	11,230	8,579
Total liabilities	25,455	20,180	20,508	8,535	5,756
Total stockholders’ equity	97,260	10,945	7,607	2,695	2,823

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K/A. See “Risk Factors” beginning on page 8. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Fuqi” refers to Fuqi International, Inc. and our wholly-owned subsidiaries.

Overview

We are a leading designer of high quality precious metal jewelry in China, developing, promoting, and selling a broad range of products in the large and rapidly expanding Chinese luxury goods market. Our products consist of a range of unique styles and designs made from precious metals such as platinum, gold, and Karat gold (K-gold).  We also produce jewelry items that contain diamonds and other precious stones on a custom-order basis. We continuously innovate and change our designs based upon consumer trends in China. By continuously creating new designs and rapidly bringing them to market, we are able to differentiate ourselves from our competitors and strengthen our brand identity. Our design database presently contains over 28,000 unique products.

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

Our wholesale prices are based on the spot prices of the raw material that make up our products, with the spot price measured at the time our products are sold. Similarly, the value of our inventory on hand is based on spot prices of the raw materials that make up the inventory. We record the value of our inventory at the lower of cost (using the first-in, first-out method) or market. Our gross margin is therefore affected by changes in the price of raw materials. The increase in our net sales for the year ended December 31, 2007 and the value of inventory as of December 31, 2007 was due in part to the general increase in the market value of precious metals. Any fluctuation in the spot price of precious metal would result in a change in our wholesales revenue and our gross margin, as our sales price is based, in part, on the spot price of the precious metal contained in the product sold. We cannot predict and foresee the volatility of the market value of precious metals in the future. We closely monitor the market price of precious metals and, commencing in the fourth quarter of 2007, have entered into certain gold futures contracts with our supplier, Shanghai Gold Exchange, in an attempt to manage our consolidated exposure to changes in inventory values due to fluctuations in market prices.  Gold futures offered by Shanghai Gold Exchange are designed for full members to hedge or to acquire inventory at a preset price.  Our futures contracts are not considered as hedges for accounting purposes.  We do not conduct any trading or speculating of these precious metals.

In order to capitalize on the substantial growth in consumer spending within the luxury goods category in China and to capture the margin appreciation from direct sales to the consumer, we, in 2007, initiated a retail strategy. In April 2007, we executed transfer and operation agreements to obtain operating rights for five jewelry retail counters in department stores located in Beijing and Tianjin region. On October 28, 2007, after the transferor was not able to complete the transfer of these five counters in a reasonable period of time, we entered into a cancellation agreement to terminate the transfer transaction effective November 30, 2007. Subsequent to the cancellation agreement, we entered into agreements with two department stores in Shenyang to open retail counters. As of December 31, 2007, we held a total of six retail counters in two department stores located in Shenyang. Total retail sales generated by our counters for the year ended December 31, 2007 was approximately $1,245,000. In 2008, we intend to open and/or acquire 60 to 80 retail counters and 8 to 10 retail stores. Our retail operations are discussed more fully below under the caption “Retail Operations.”

By initiating our retail strategy, we intend to enhance our profitability in 2008 and further develop our brand reputation. We intend to produce diamond and platinum jewelry products that appeal to younger, urban consumers who have more buying power. We believe our new retail strategy creates a significant opportunity for us to both improve our return on capital and increase shareholder value. There are, however, risks related to our planned expansion. Our retail expansion strategy will largely depend on our ability to find sites for, open and operate new retail locations successfully. Our ability to open and operate new retail locations successfully depends on several factors, including, among others, our ability to identify suitable counter and store locations, the availability of which is outside our control; purchase and negotiate acceptable lease terms; prepare counters and stores for opening within budget; source sufficient levels of inventory at acceptable costs to meet the needs of new counters and stores; secure required governmental permits and approvals; successfully integrate new counters and stores into our existing operations; and generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plans. Any failure to successfully open and operate new retail counters and stores could have a material adverse effect on our results of operations in the future. In addition, our retail expansion program will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which, in turn, could cause deterioration in the financial performance of our overall business.

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

Results of Operations

The following table sets forth certain financial information from our audited consolidated statements of income expressed as a percentage of revenues and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K/A.

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

We expect to expend significant resources to commence our planned retail distribution of our manufactured jewelry in China. We will require substantial funds of approximately $7.2 million in order to finance our planned retail distribution, fund operating expenses, to develop manufacturing, marketing and sales capabilities and to cover public company costs.  In addition to the funds required to open retail locations, we believe that additional working capital of approximately $24.5 million will be needed to operate retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores. We also expect to require substantial funds of approximately $10 million to change our product mix to include more platinum products. Without these funds, we may not be able to meet these goals. Also, we expect our general and administrative costs to substantially increase due to higher salaries to be paid to our executive officers further to employment agreements.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for the next 12 months.  We believe that the sources of the funding for our expected expenditures in 2008 include our current cash and cash flow from operations.  At December 31, 2007, we had cash and cash equivalents of approximately $63 million and retained earnings of approximately $16.8 million.  However, net cash used for operating activities for the year ended December 31, 2007 was approximately $21.7 million, and there is no guarantee that we be able to generate positive cash flow from operations for the year ended December 31, 2008.  In addition, we may require additional cash resources due to our inability to generate positive cash flow from our operations, changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.  We cannot be certain that additional capital will be available on favorable terms, if at all, and any available additional financing may not be adequate to meet our goals.  Moreover, any equity financing would result in dilution to stockholders.  If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to effectively execute our growth strategy (including expanding our business to the retail market), take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In addition, we may be required to scale back or discontinue our production and development program, or obtain funds through strategic alliances that may require us to relinquish certain rights.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 at the end of this Form 10-K/A.

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

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Our management believes that none of these internal control deficiencies are identified as material weakness or has had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2007 to contain a material misstatement.  Based on our management’s assessment of the effectiveness of our internal control over financial reporting, our management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

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

Due to the implementation of the remedial measures to address the significant deficiencies identified above, there were changes in our internal controls over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Yu Kwai Chong, our Chief Executive Officer, receives an annual salary of $200,000 and an automobile allowance of approximately $52,000 as well as stock options to be granted on an annual basis to acquire shares of the common stock with a market value of 2% of our annual profit, approximately, before tax, not exceeding $200,000 in value as set forth in our annual report on Form 10-K for the relevant year, starting with fiscal 2008, as filed with the SEC. The stock options will have a life of 10 years and an exercise price equal to 110% of the fair market value of our common stock on the date of the grant.

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

Each of Lie Xi Zhang, our Chief Operating Officer, and Xi Zhou Zhuo, our Marketing Director, receives an annual salary of $120,000 and stock options to be granted on an annual basis to acquire shares of common stock with a market value of 1% of our annual profit before tax, not exceeding $120,000 in value as set forth in our annual report on Form 10-K for the relevant year, starting with fiscal 2008, as filed with the SEC. The stock options have a life of 10 years and an exercise price equal to 100% of the fair market value of our common stock on the date of the grant.

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

The primary elements of compensation of our executive officers are salary and stock option grants. We do not have formal policies relating to the allocation of total compensation among salary and stock options. However, we believe that certain senior executive positions such as Chief Executive Officer, Chief Operating Officer, and Marketing Director have a more direct influence over our financial performance, as these positions have more influence on the business direction of our company more than other positions. For example, our Chief Executive Officer, Chief Operating Officer and Marketing Director determine the prices at which we sell our products, the prices at which we procure our raw materials, the relationship with our customers and the types of products we products.  Because we believe that these individuals have more control over the business decisions of our company, we believe that they have a more direct influence on the Company’s financial results than other officers. As such, we believe a greater portion of the compensation for our Chief Executive Officer, Chief Operating Officer and our Marketing Director should be at-risk based on Company performance. Compensation arrangements established in September 2007 for these positions are more heavily weighted on incentive compensation. As indicated above, our Chief Executive Officer, Chief Operating Officer, and Marketing Director will be granted stock options on an annual basis that have a market value, not to exceed a pre-determined amount, that is based on our annual profit before tax as set forth in our annual report on Form 10-K as filed with the SEC for the respective fiscal year. Other positions that we believe have less of a direct influence over our financial performance, such as Chief Financial Officer and Vice President of Corporate Development, will receive stock options that are not based on financial performance.

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

Equity Compensation

We believe that long-term performance is aided by the use of stock-based awards, which we believe create an ownership culture among our named executive officers that fosters beneficial, long-term performance by our company. We adopted the Fuqi International, Inc. 2007 Equity Incentive Plan (“2007 EIP”) on October 22, 2007. The 2007 EIP has a total of 2,366,864 shares of common stock authorized for grant under the plan.

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

(7)	Mr. Fong joined the Company in December 2006.

Grants of Plan-Based Awards in 2007

The following table summarizes our awards made to our named executive officers under the 2007 Equity Incentive Plan.

	Grant Date	Number of Shares of Common Stock Underlying Options		Exercise of Base Price of the Options Award ($/Sh)		Grant date of Fair Value of Stock and Options Awarded
Yu Kwai Chong	—	—		—		—
Ching Wan Wong	10/26/07	600,000	(1)	$9.00	(2)	$826,436	(3)
Heung Sang Fong	10/26/07	600,000	(1)	$9.00	(2)	$826,436	(3)

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

The 2007 EIP will terminate upon the earliest of (i) the expiration of the ten year period measured from the date we adopt the plan, (ii) the date on which all shares available under the plan have been issued as vested shares, or (iii) the termination of all outstanding options in connection with a change in our ownership or control. Nevertheless, options granted under the 2007 EIP may extend beyond the date of termination.  The maximum number of securities, including common stock and stock options, that is authorized to be issued under the 2007 EIP is 2,366,864. There were 1,320,000 options, each exercisable at $9.00 per share, outstanding under the 2007 EIP as of December 31, 2007.

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

Name and Address of Beneficial Owner	Title	Number of Shares Beneficially Owned		Percent of Class Beneficially Owned
Directors and Executive Officers
Yu Kwai Chong	President, Chief Executive Officer and Chairman of the Board	11,175,543		53.4%
Lie Xi Zhuang	Chief Operating Officer and Director	—		—
Ching Wan Wong	Chief Financial Officer and Director	200,000	(1)	*
Xi Zhou Zhuo	Marketing Director	—		—
Heung Sang Fong	Executive Vice President, Corporate Development	200,000	(1)	*
Hon. Lily Lee Chen	Director	22,500	(1)	*
Eileen B. Brody	Director	22,500	(1)	*
Victor A. Hollander	Director	22,500	(1)	*
Jeff Haiyong Liu	Director	22,500	(1)	*
Officers and Directors as a group (total of 9 persons)		11,665,543	(2)	53.4%

*	Indicates less than 1%.
(1)	Consists of shares of common stock underlying options that are currently exercisable or exercisable within 60 days of April 25, 2008.
(2)	Includes 490,000 shares of common stock underlying options that are currently exercisable or exercisable within 60 days of April 25, 2008.

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

Policy for Approval of Related Party Transactions

Our written Audit Committee Charter includes our policy regarding the approval of related party transactions.  It is our policy is to have our Audit Committee review and pre-approve any related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, or adherence to standards of business conduct as required by our policies.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this annual report on Form 10-K/A.

2. Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page F-26 of the Financial Statements of this annual report on Form 10-K/A.

3. Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on March 9, 2009.

FUQI INTERNATIONAL, INC.

By:	/s/ Yu Kwai Chong
Name Yu Kwai Chong
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yu Kwai Chong	Chief Executive Officer and President (Principal Executive Officer)	March 9, 2009
Yu Kwai Chong

/s/ Ching Wan Wong	Chief Financial Officer and Director (Principal Financial Officer and Accounting Officer)	March 9, 2009
Ching Wan Wong

*	Chief Operating Officer and Director	March 9, 2009
Lie Xi Zhuang

*	Director	March 9, 2009
Lily Lee Chen

*	Director	March 9, 2009
Eileen B. Brody

/s/ Victor A. Hollander	Director	March 9, 2009
Victor A. Hollander

*	Director	March 9, 2009
Jeff Haiyong Liu

*By:	/s/ Yu Kwai Chong
Yu Kwai Chong, Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

21.1	List of Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10 filed with the Securities and Exchange Commission on December 29, 2006).

23.1	Consent of Stonefield Josephson, Inc.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FUQI INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Fuqi International, Inc.
Shenzhen, China

We have audited the accompanying consolidated balance sheets of Fuqi International, Inc. and subsidiaries as of December 31, 2007, and 2006 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed on page F-26. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

/s/ Stonefield Josephson, Inc.

Wanchai, Hong Kong
March 27, 2008

FUQI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash	$63,293,653	$13,354,981
Restricted cash	410,700	-
Accounts receivable, net of allowance for doubtful accounts of $470,000 and $195,000 for 2007 and 2006	23,864,141	9,363,397
Value added taxes receivable	2,094,946	-
Inventories	29,639,236	6,066,213
Prepaid expenses and other current assets	1,700,432	89,362
Deposits related to borrowings on notes payable/ long term debt	-	736,358
Deferred taxes	79,402	29,198
Total current assets	121,082,510	29,639,509

Property, equipment, and improvements, net	1,495,861	1,354,313
Deposits	97,706	91,398
Other assets	38,513	40,122

	$122,714,590	$31,125,342
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$15,743,504	$14,086,852
Line of credit	1,369,000	-
Accounts payable and accrued liabilities	662,662	215,092
Accrued business tax	498,792	1,084,078
Accrued penalties	-	1,119,201
Accrued value added taxes	-	133,010
Customer deposits	5,278,534	1,234,424
Income tax payable	1,902,443	1,884,837
Due to stockholder	-	422,909
Total current liabilities	25,454,935	20,180,403

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized for 2007 and 75,000,000 shares authorized for 2006, shares issued and outstanding - 20,924,843 shares for 2007 and 12,257,624 shares for 2006	20,925	12,258
Additional paid in capital	77,449,355	7,212,130
Accumulated foreign currency translation adjustments	2,985,035	432,125
Retained earnings	16,804,340	3,288,426

Total stockholders' equity	97,259,655	10,944,939

	$122,714,590	$31,125,342

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

 The accompanying notes form an integral part of these consolidated financial statements

FUQI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

	Years Ended December 31,
	2007	2006	2005
Cash flows provided by operating activities:
Net income	$13,515,914	$5,794,231	$5,369,768
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	326,784	326,852	239,449
Provision for bad debt	251,746	(115,592)	7,320
Stock based compensation	701,856	-	-
Exemption of tax liabilities and estimated penalty payable	(4,161,534)	-	-

Changes in operating assets and liabilities:
Accounts receivable	(13,590,622)	(1,958,441)	(2,277,877)
Value added taxes receivable	(2,153,866)	387,787	(192,867)
Inventories	(22,292,543)	(109,243)	(850,319)
Inventory loan receivable	-	697,530	(677,335)
Prepaid expenses and other current assets	(1,553,191)	(24,903)	(105,106)
Deposits - short term	757,875	(376,932)	(335,517)
Deferred taxes	(46,395)	(5,654)	(488)
Deposits related to borrowings on notes payable/ long term debt	-	(8,004)	(3,497)
Other assets	4,215	(35,504)	(3,748)
Accounts payable, accrued expenses, accrued business taxes, and accrued estimated penalties	906,006	257,800	132,890
Customer deposits	3,811,563	(1,614,529)	1,491,538
Income tax payable	1,785,619	821,571	408,461
Net cash provided by (used for) operating activities	(21,736,573)	4,036,969	3,202,672

Cash flows provided by (used for) investing activities:
Purchase of property, equipment and improvements	(373,080)	(31,873)	(838,959)
Disbursements on loans to stockholder	-	(51,529,693)	(90,007,069)
Proceeds from collections on loans to stockholder	-	58,409,847	75,644,023
Decrease (Increase) in restricted cash	(395,413)	2,764,166	(2,726,146)
Net cash (used for) provided by investing activities	(768,493)	9,612,447	(17,928,151)

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

Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, Value added taxes receivable, inventories, due from/to stockholder, notes payable, accounts payable and accrued expenses, accrued business tax, accrued penalties, customer deposits, and income tax payable at December 31, 2007 and 2006 approximate fair value.

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

Inventories

Inventories consist of raw material, direct labor and manufacturing overhead costs.  Inventories are primarily comprised of precious metals valued at the lower of cost (first-in, first-out) or fair market value method and include raw materials, work in process, and finished goods.

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

On October 22, 2007, the Company’s Board of Directors adopted the 2007 Plan and the Company received the written consent of the holders of a majority of its outstanding common stock authorizing the 2007 Plan.  Under the 2007 Plan, the maximum number of shares of common stock that may be subject to stock options or stock awards is 2,366,864. Immediately prior to the adoption of the 2007 Plan, the Company cancelled and terminated its 2006 Equity Incentive Plan (“2006 Plan”). There were no options or other securities outstanding under the 2006 Plan at the time of termination and no future grants or issuance of securities may be made under the 2006 Plan.

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

A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007, is presented as below:

Non-vested shares	Shares	Weighted- average grant- date fair value

Non-vested at beginning of year	—	—
Granted	1,320,000	$1.33
Vested	(460,000)	1.33
Forfeited	—	—
Non-vested at end-year	860,000	$$1.33

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

	Year Ended December 31,
	2007	2006	2005
Computed tax at federal statutory rate of 34%	$5,308,408	$2,308,496	$1,979,589
Tax rate difference between US and PRC on foreign earnings	(3,305,659)	(1,290,042)	(1,106,241)
Effect of tax holidays for new business	—	—	(436,613)
Effect of statutory rate change	(13,751)	(22,992)	—
Additional tax liabilities based on tax notice	—	—	15,803
Exemption of business tax liabilities and estimated penalty payable	(456,867)	—	—
Other	(112,893)	—	—
Change in Valuation Allowance	677,812	—	—
	$2,097,050	$995,462	$452,538

	Year Ended December 31,
	2007	2006	2005
Current	$2,147,254	$1,001,782	$451,427
Deferred	(50,204)	(6,320)	1,111
	$2,097,050	$995,462	$452,538

	Year Ended December 31,
	2007	2006	2005
Federal	$800	$—	$—
Foreign	2,096,250	995,462	452,538
	$2,097,050	$995,462	$452,538

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

The Company recorded the interest on underpayment of income taxes as interest expense under Other Income (Expenses) and estimated penalties on underpayment of income taxes as penalty expenses under General and Administrative Expenses in the consolidated statements of Income and Comprehensive Income.  No interest or penalties were accrued for the years ended December 31, 2007, 2006 or 2005.  The estimated penalties payable of $1,119,201 on the balance sheet as of December 31, 2006 were accrued for the periods up to December 31, 2004.  As disclosed in the previous paragraph, in April 2006, the Shenzhen local tax department made the determination not to impose any penalties on the unpiad taxes.  Accordingly, the Company did not accrue additional penalties for the year ended December 31, 2005 and all the subsequent years.  The estimated penalties payable were derecognized in October 2007 when the condition set forth by the Shenzhen local tax department was fulfilled and the assessment and settlement became final.

The Company files U.S. and foreign income tax returns in jurisdictions with varying statutes of limitations. The fiscal 2002 through 2007 tax years generally remain subject to examination by federal and foreign tax authorities.

The Company made investments in its foreign subsidiaries.  The amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration cannot be practically determined.

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