Form 10-K
period 2008-12-31
FUQI INTERNATIONAL, INC.
filed 2009-03-31
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $85.4 million based on the closing price of the registrant’s common stock on The Nasdaq Global Market of $8.76 per share.

There were 22,005,509 shares of common stock outstanding as of March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement on Schedule 14A that will be filed no later than the end of the 120-day period following the Registrant's fiscal year end, or, if the Registrant's definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

FUQI INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

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

 The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Vulnerability of discretionary jewelry purchases to general economic downturn in China;

•	Fluctuation and unpredictability of costs related the gold, platinum and other precious metals and commodities used to manufacture the Company’s product;

•	Fluctuations in economic conditions in the northeast region of China, where the Company’s sales are geographically concentrated;

•	Changes in the laws of the PRC that affect the Company’s operations;

•	Potential strain on the Company’s resources caused from its retail expansion strategy;

•	Competition in the jewelry industry in China;

•	Any recurrence of severe acute respiratory syndrome (SARS) or Avian Flu;

•	The Company’s ability to obtain and maintain all necessary government certifications and/or licenses to conduct the Company’s business;

•	Development of a public trading market for the Company’s securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on the Company’s operations;

•	The Company’s reliance on one source for precious metals;

•	The Company’s reliance on its distribution network for a significant portion of our revenues;

•	The Company’s requirement to maintain a large inventory of raw materials and jewelry products, and related risks of theft and fire;

•	The Company’s reliance on, and ability to renew, outstanding short-term borrowings;

•	Changes in the political and economic policies of the government in China, where all of the Company’s assets are located and all from where its revenues are derived;

•	Acquisition of the operations of the Temix Companies in August 2008, which may not result in the expected benefits;

•	Adverse capital and credit market conditions, and the Company’s ability to meet liquidity needs;

•	Fluctuation of the foreign currency exchange rate between U.S. Dollars and Renminbi; and

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

Overview

We are a leading designer of high quality precious metal jewelry in China, developing, promoting, and selling a broad range of products to the luxury goods market in China. Our products consist of a range of unique styles and designs made from gold and other precious metals such as platinum and Karat gold (K-gold).  We also produce jewelry items that contain diamonds and other precious stones on a custom-order basis. Our design database presently contains over 30,000 unique products. We continuously innovate and change our designs based upon consumer trends in China. By continuously creating new designs and rapidly bringing them to market, we believe we are able to differentiate ourselves from our competitors and strengthen our brand identity.

Our nationwide distribution network, significant relationships with retailers and self-operated multi-brand retail outlets allow us to test-market, promote and sell our products in almost every province in China. We believe our vertically integrated direct sales operations, which include product development, sales and marketing, and order fulfillment and delivery, allow us to effectively reach consumers and maximize sales throughout China.

We have historically sold our products directly to distributors, retailers and wholesalers, who then sell our products to consumers through both retail counters located in department stores and in traditional stand-alone jewelry stores. We sell our products to our customers at price points that reflect the market price of the base material, plus a mark-up reflecting our design fees and processing fees. Typically this markup ranges from 8% to 14%. Our customers then further mark up our products to the consumers up to an additional 30%.  Our target price points for our traditional line of gold jewelry that we wholesale are primarily designed to appeal to China’s growing middle class, with an emphasis on young women consumers.

In order to capture the margin appreciation from direct sales to the consumer, we recently initiated a retail strategy in 2007 in product categories that we believe we will not compete with our existing sales channels. Our retail strategy focuses on finished diamond and other gemstone jewelry, which we have previously provided only on a custom-order basis and which has historically represented only a nominal percentage of our overall sales.  Our finished gemstone jewelry products are primarily designed to appeal to China’s younger, urban customers, who are generally better educated and influenced more by Western culture than older consumers.

We intend to open new retail locations by leasing unoccupied space, acquiring existing leases from third parties and/or acquiring the existing jewelry operations of third parties that occupy retail space.  During 2008, we opened and/or acquired 56 retail counters and acquired seven retail stores in municipalities and provincial capitals throughout China.   A majority of these retail locations were acquired in August 2008, when we started to operate the Temix branded jewelry store chain that we acquired from two jewelry companies, Shanghai Tian Mei Jewelry Co. Ltd. and Beijing Yinzhong Tian Mei Jewelry Co. Ltd. (collectively known as the “Temix Companies”).  The Temix Companies are a branded jewelry store chain that offer high quality diamond products with 50 outlets located primarily in Beijing and Shanghai.  Of the 50 outlets, 7 are standalone stores and 43 are store counters within department stores.  We acquired all of the Temix Companies’ stores, counters, leases, registered trade name, exchange membership, and inventories for an aggregate purchase price of approximately $11.7 million.

Also in August 2008, and as a part of the acquisition of Temix, we acquired all of the intellectual property rights related to the business of the Temix Companies pursuant to the Intellectual Property Transfer Agreement (“IP Transfer Agreement”), which was entered into on April 18, 2008 by our wholly-owned subsidiary and Mr. Huang. Pursuant to the IP Transfer Agreement, Mr. Huang received 540,333 shares of our common stock at closing and another 540,333 shares is being placed into an escrow account for the two-year period following the closing and will only be transferred to Mr. Huang if the business of the Temix Companies meets certain performance targets as set forth in the IP Transfer Agreement.

As of December 31, 2008, we had 69 jewelry retail counters and stores in China.  During 2009, we intend to open and/or acquire additional retail counters and retail stores throughout the PRC. However, we intend to continually monitor the results of operations of our current outlets and we may, from time to time, close outlets that we believe are under performing and we replace such outlets with more desirable locations in order to maintain our profitability and cash liquidity.

For the year ended December 31, 2008, wholesale jewelry sales accounted for approximately 97% of our revenue and the remainder was attributable to retail sales. We believe our expansion into the retail market will provide us with:

•	direct access to the consumer market, allowing us to respond more rapidly to changing consumer tastes;

•	an opportunity to grow our revenue base as we roll out our retail strategy;

•	improved net margins from higher markups in the retail market; and

•	increased brand awareness.

Our company is headquartered in the city of Shenzhen, in southern China, where we have a large-scale production base that includes a modern factory of more than 53,000 square feet, a dedicated senior design, sales and marketing team, and we have approximately 949 employees, including approximately 805 company-trained production workers.

China Jewelry Industry

China’s market for jewelry and other luxury goods is expanding, due in part to the country’s rapid economic growth. According to the National Bureau of Statistics of China, China’s real gross domestic product, or GDP, grew by 9.0%, 11.4% and 11.1% in 2008, 2007 and 2006, respectively. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle-class consumer base.  According to Economist Intelligence Unit (EIU), private consumption has grown at approximately 9% compound annual growth rate, or CAGR, over the last decade.

China—with its 1.3 billion consumers, higher minimum wages, expanded welfare payments, and reduced income taxes—is the world's third-largest consumer of luxury goods.  China's younger generations, in particular, have bought into consumerism more than their predecessors and been lured by flashy products and high-end merchandise marketed to the wealthy, upper-middle and middle-market consumers.  The jewelry industry in China has grown at an annual rate of approximately 10 percent since the 1980’s and is expected to be the largest market in the world by 2010.  In 2005, domestic sales of jewelry in China amounted to RMB 140 billion, which is approximately US$19.8 billion, and the industry earned $5.49 billion worth of foreign exchange for China through exports.  In 2008, the growth in China’s jewelry industry was higher than its general economic growth. As a result, China became the second largest gold consumer and the largest platinum jewelry market in the world.

Our Strategies

Our goal is to be the leading vertically integrated designer, manufacturer, and retailer of jewelry in China. We intend to achieve our goal by implementing the following strategies:

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

Expand our retail market footprint

We have developed and are executing a retail sales plan aimed at gaining market share in the growing consumer market in China. We intend to acquire leases and open new stores in markets that we believe have a sufficient concentration of our target customers. Our retail expansion program is designed to reach new and existing customers through the opening of new retail locations and through the introduction of new jewelry designs, including our gemstone jewelry line. Retail locations have been determined on the basis of various factors, including geographic location, demographic studies and other jewelry stores or counters in the vicinity of a retail location.

Our retail expansion strategy is designed not to conflict with our existing distributors. For example, generally we sell our traditional gold jewelry products to distributors who then sell them to department stores. The department stores display these products in a retail counter typically owned by the department stores. In most cases there are other counters in the department stores that are owned by third-party companies that sell non-competing products to our gold jewelry products, such as finished gemstone jewelry items. These third-party counters are our targets for the acquisition of leases, which means we will not compete with our distributors or with the department stores. Also, we initially plan to open stores at retail outlets not currently offering our products. In this way we hope to increase market penetration and maintain positive relationships with our distributors.

We intend to open new retail locations by leasing unoccupied space, acquiring existing leases from third parties and/or acquiring the existing jewelry operations of third parties that occupy retail space.  During 2008, we opened and/or acquired 56 retail counters and acquired 7 retail stores in municipalities and provincial capitals throughout China.  As of December 31, 2008, we had 69 jewelry retail counters and stores in China.  During 2009, we intend to open and/or acquire additional retail counters and retail stores throughout the PRC.  However, we intend to continually monitor the results of operations of our current outlets and we may, from time to time, close outlets that we believe are under performing and we replace such outlets with more desirable locations in order to maintain our profitability and cash liquidity.

We believe that China represents an excellent retail sales opportunity for our own expansion into the retail market for various reasons that include:

•	large pool of potential consumers— China has a large population including a rapidly expanding middle-class and younger, urban consumer bases.

•
changing consumer preferences— we believe that Chinese consumers are embracing a more Western view of jewelry as a fashion accessory while also valuing the more traditional view of jewelry as an investment.

•	growing jewelry market— China’s jewelry market has experienced significant growth.

•	large retail market— China’s retail sales market is one of largest in the world.

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

•
Studded Jewelry Series. This series is made from pt950, pt900, 18K gold, 14K gold and other customer-designated rare metals studded with diamonds, emerald, jade and semi-precious stones.  We originally produced studded jewelry products on a custom-order basis only, but we have recently expanded our production to include new lines of studded jewelry products for sale in our retail outlets.

Our in-house designers originate many of our designs. They are educated at art schools or colleges in China and have gained an average of three to five years of experience from other jewelry companies. In generating new design ideas, our designers research and study designs that are popular in China and worldwide. Our designers conduct design and market research through various forms, including trade expositions, industrial magazines and the Internet. They also receive feedback from, and respond to, our customers. We continuously design and produce new styles of jewelry and currently carry more than 30,000 product styles, which are growing at a rate of approximately 3,500 styles per annum. We assign serial numbers to each of our products styles, and we maintain an information management system utilizing a product database.

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

We recently began offering diamond products and intend to expand product offerings to include jade, and other gemstone products. These products usually have a longer turnover period of at least four to six months but offer higher margins. We believe that it is critical for us to expand our product lines to include these products to be sold in our own retail outlets and to our wholesale customers. We will analyze sales data at all our retail outlets and determine the best product mix a particular outlet will carry to achieve the highest sales revenue. Our new diamond jewelry production line will be sold primarily through our retail outlets.

Enhance marketing and promotion efforts to increase brand awareness

We continue to devote our efforts towards brand development and utilize marketing concepts in an attempt to enhance the marketability of our products. During the past several years, we have carried out a brand development strategy based on product quality and design excellence. We have launched advertising campaigns with television commercials and we have placed ads in major magazines throughout China to promote our jewelry products. We have also participated and intend to continue to participate in various exhibitions and similar promotional events to promote our products and brand. We are working with professional advertising agents to develop and implement media strategies to further strengthen brand awareness of “Fuqi” and “Temix”.

Product Pricing

The wholesale pricing of our products is based on three primary components: price of raw materials used, processing fee, and design fee. The price of the raw materials for our jewelry highly depends on the spot price of the raw materials (e.g., gold and platinum) at the time the jewelry is sold. The amount charged as a design fee is determined by management based on various criteria, including market conditions, and production complexity, popularity and uniqueness of the design. Management meets on a monthly basis to determine the design fees charge rate, which generally ranges from 6% to 10% of price of raw materials. The processing fee ranges from 2% to 3% of the price for the raw materials. We pay business tax on our design fee. We also pay a value added tax on the raw materials and processing fee, which we bill to our customers and remit to the local tax authority on a monthly basis. The sales amounts reported in the statements of income are net of the value added tax. The invoices that we provide to our wholesale customers itemize these raw material costs and design and processing fees that make up the total cost charged to them. The retail mark up from the wholesale price is approximately 30%, depending on the complexity of design and other factors.

Credit Terms

We offer certain of our customers credit terms for payment. We have traditionally granted credit to a customer if the customer has been in existence for at least five years and/or has been doing business with us for at least three years. More recently, we have increased credit decisions to new customers on credit checks from various sources, including department store operators and industry participants. We attempt to minimize credit risk by reviewing a customer’s credit history before extending credit and by continually monitoring the customer’s credit exposure. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. For the years ended December 31, 2008 and 2007, we had a provision for bad debt expense of approximately $1.1 million and $0.3 million, respectively, which represented approximately 1.5% and 1.2% of our gross accounts receivables as of December 31, 2008 and 2007, respectively.

Manufacturing

We have a large-scale production base that includes a modern factory of more than 53,000 square feet, a dedicated senior design team, and approximately 805 company-trained production workers. In the first quarter of 2008, we analyzed and refined our production procedures to increase efficiency and reduced the number of trained workers by approximately 15%. We periodically review and analyze our production procedures and new technologies to maintain or enhance our production efficiencies. We are in the process of negotiating a program to commence research for new production technology with reputable university in China. Since 2003, we have held an ISO 9001 accreditation, which is an international standard of quality. The International Organization for Standardization (ISO) (http://www.iso.org/iso/en/iso9000-14000/understand/inbrief.html) defines the ISO 9000 quality management system as one of international references for quality management requirements in business-to-business dealings. An organization being accredited by an independent assessment organization has to fulfill:

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

Sales and Marketing

We rely on our sales and marketing division, which is located at our executive offices in Shenzhen, China for the distribution of our products in China. With respect to our wholesale distribution of our products, we sell our products primarily to our national and provincial distributors that resell our products to end customers through their own distribution networks, which are typically composed of local distributors and retail outlets. Our wholesale distribution network currently includes approximately 31 provincial distributors and more than 840 direct-sales distributors. These distributors sell our products to local distributors, over 900 retail outlets and directly to end users in China.

Our wholesale marketing and distribution strategy is to screen and identify the strongest customers in each distribution channel and to focus on our design and sales efforts towards the largest and fastest growing retailers and distributors. We maintain a broad base of customers and concentrate our efforts on department stores, wholesalers, national jewelry chains, fine jewelers, and stores that sell fashionable jewelry. We also work closely with our major customers and attempt to adjust our product strategies and structure based on customer feedback in order to decrease the likelihood of overstocked, undesired products.

Our traditional gold jewelry products that we wholesale are mainly designed for the middle income class in China, with an emphasis on young women. Approximately 50% of these designs are geared towards women between the ages of 20 to 40 years, 5% of these designs are designed for new-born children, 20% of these designs are for middle-aged men and 25% of these designs are for middle to older-aged women. Our products are sold in China at average retail prices equivalent to $200 to $300, including tax. At present, approximately 5 to 6% of our products are marketed on a private label basis, but we anticipate that this percentage will decrease as we continue to develop the “Fuqi” brand.

We continue to invest in our brand and our marketing ability in order to increase demand for our products. During the past several years, we have carried out a brand development strategy based on product quality and design excellence. We have participated in various marketing activities and exhibitions to promote our products and brand. For example, in 2004, we were the laurel sponsor for multiple beauty pageants, including the “Miss Intercontinental Final” and the “Miss China Universe.” As a laurel sponsor, we designed and crafted the laurels and/or batons that were presented to a contest winner, in addition to the contest’s second and third place runner-ups. We have also sponsored numerous beauty contests such as:

•	the Final of Miss Global of WTO;

•	the 17th World Miss Universe Contest;

•	the 1st China Miss University Contest; and

•	China Final of Miss World.

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

The “Fuqi” trademark has been registered in the United States, Italy, Japan, Hong Kong and China.

We also engage in marketing activities for our retail sales brand.  We acquired the “Temix” brand with our acquisition of substantially all of the assets of the Temix Companies in August 2008. We are working with professional advertising agents to further strengthen our branding and media strategies.

Supply of Raw Materials

We are a full member of the Shanghai Gold Exchange and a standing council member of the Shenzhen Gold Association of China. The Shanghai Gold Exchange is China’s, and our, sole supply source for precious metals.  We maintain our supply of raw materials at our warehouse in Shenzhen, China. We traditionally purchase large volumes of precious metals approximately five times per month from the Shanghai Gold Exchange in advance and in anticipation of orders resulting from our marketing programs. When we make purchases on the Shanghai Gold Exchange, the Exchange issues a receipt to us that we can redeem for precious metals at various commercial banks in Shenzhen.

In an attempt to minimize the risk of storage and devaluation, we only purchase pre-cut gemstones, including ruby and jade, upon customers’ requests.  We do not have a designated supplier for these pre-cut stones. When a customer places an order that requires pre-cut stones, we have traditionally purchased the pre-cut stones, on an as need basis from local supplies in Shenzhen. As we have expanded our retail distribution of our jewelry products and production of diamond jewelry products, we have also began to purchase pre-cut diamonds from reputable internal suppliers through the Shanghai Diamond Exchange.

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

In 2007, we entered into the retail jewelry industry, which is also highly competitive. Many of our potential competitors in the retail industry have larger customer bases, longer operating histories and significantly greater financial, technical, marketing and other resources. Most of these retailers, including Chow Sang Sang Group, Luk Fook Jewelry, TSL Jewelry and 3-D Gold Jewelry, have numerous branches set up across China and may have secured the most desirable locations for retail stores. It may be difficult for a newcomer to enter into and expand in the retail industry, but based on our extensive analysis, market review, and planning, we believe that our established production and wholesale distribution business will facilitate our entrance into and expansion in the retail market.

Major Customers

During the years ended December 31, 2008, 2007 and 2006, there were no single customers that generated more than 10% of the total sales.

Seasonality

Our business is seasonal in nature. Our sales and net income are generally higher in the fourth calendar quarter than the rest of the year. The primary factors that affect the seasonal changes in our business operations are holidays and traditional Chinese festivals. In the fourth quarter, retailers often experience increased sales due to the weeklong public holiday for Chinese National Day, as well as Christmas and New Year’s Day. In addition, jewelry retailers commonly stock up from wholesalers in the fourth quarter to prepare for potentially higher sales in the following quarter for Chinese New Year. This quarter is also a peak season for marriages and the birth of newborns in China, which have historically resulted in higher sales. This seasonal trend in our business would slightly shift in line with the gap between calendar quarter and lunar quarter and occurred during 2004 and 2005. However, there was a slight variation during 2006. Because of rising precious metal prices in the fourth quarter of 2006, many customers delayed their orders until the first quarter of 2007, resulting in lower-than-expected sales volume in the fourth quarter of 2006, and higher than expected sales in the first quarter of 2007. We experienced increased sales in the fourth quarter of 2007.  For the year ended December 31, 2008, our results of operations appeared to return to the trend of higher sales in the fourth quarter.

Government Regulations

We are subject to various laws and regulations in the PRC, affecting all aspects of our business. In April 2001, the Shenzhen Business Bureau granted our wholly-owned subsidiary, Fuqi China, the right to operate for a period of ten years from the date of inception. On May 17, 2006, we converted Fuqi China into a wholly-foreign-owned enterprise, or WFOE, and formally transferred the ownership of Fuqi China from the founder, Mr. Yu Kwai Chong, to Fuqi BVI. Neither this transfer nor the reverse merger that we conducted in November 2006 changed our business plan. The right to operate as a WFOE expires 30 years from the date of establishment but, based on current PRC legislation, this right is renewable by application. A WFOE can only conduct business within its approved business scope, which appears on its business license. Our license permits us to design, manufacture, sell and market jewelry products to department stores throughout the PRC, and allows us to engage in the retail distribution of our products. Any further amendment to the scope of our business will require additional applications and government approval. We cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of our business.

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

We have also been granted independent import and export rights. These rights permit us to import and export jewelry in and out of China. Based on, in part, the recent decline in the global economy, we do not currently have plans to import jewelry into China.

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

Employees

We have approximately 949 employees, including approximately 805 trained production workers.  In 2008, we began recruiting skilled laborers to fill vacancies for our new diamond line products. As a result, the number of our trained production workers includes approximately 108 trained diamond production workers. Our employees are part of a labor association that represents employees with respect to labor disputes and other employee matters. We have never experienced a work stoppage or a labor dispute that has interfered with our operations. We believe our relationship with our employees is good.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. Total contributions to the funds are approximately $125,000, $46,000 and $34,000 for the years ended December 31, 2008, 2007 and 2006, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations. We also provide housing facilities for our employees. At present, approximately 63% of our employees live in company-provided housing facilities.

Effective January 1, 2008, PRC introduced a new labor contract law that enhances rights for the nation's workers, including open-ended work contracts and severance pay. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with short-term contracts become full-time employees with lifetime benefits after a short-term contract is renewed twice.  Although the new labor contract law will increase our labor costs going forward, we do not anticipate there will be any significantly effects on our overall profitability in the near future since such amount was historically not material to our operating cost. The increase in our operation costs due to the new labor law was not material, and our management anticipates the law may be assist in improving candidate retention for skilled workers.

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

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, platinum and, to a lesser extent, other precious and semi-precious metals and stones. Historically, we have not hedged our requirements for gold, platinum or other raw materials through the use of options, forward contracts or outright commodity purchasing.  In the fourth quarter of 2007, we began to engage in such hedging activities for gold by entering into gold futures contracts, but there is no guarantee that we will benefit in our attempts to hedge against fluctuations in the price or availability of gold.

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

A significant percentage of our total sales are made in the northeast region of China, particularly in the provinces of Liaoning, Jilin and Heilongjiang, and the city of Beijing. For the years ended December 31, 2008 and 2007, approximately 37.7% and 51.1% of revenues, respectively, was generated from this area. Our concentration of sales in this area heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in this region. Our geographic concentration might result in a material adverse effect on our business, financial condition or results of operations in the future.

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

Our acquisition of substantially all of the assets of the Temix Companies in August 2008 may not result in the benefits and revenue growth we expect.

In August 2008, we completed our acquisition of substantially all of the assets of the Temix Companies.  The Temix Companies was our first major acquisition of a jewelry retail operation. We may continue to acquire additional businesses in the future. This acquisition and future acquisitions involve substantial risks, including:

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

We expect to expend significant resources to expand our retail distribution of jewelry in China. We will require substantial funds in order to finance our retail distribution, fund operating expenses, to develop manufacturing, marketing and sales capabilities and to cover public company costs. In addition to the funds required to open retail locations, additional working capital will be needed to operate retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores. We also expect to require substantial funds to change our product mix to include more platinum products. Without these funds, we may not be able to meet these goals.  Also, we expect our general and administrative costs to substantially increase due to higher salaries to be paid to our executive officers after the completion of our initial listing in the United States in October 2007.  See “Executive Compensation — Compensation Discussion and Analysis.”  We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

We have been implementing a growth strategy into retail distribution of our products that we believe will result in rapid growth, which will place significant demands on our managerial, operational and financial resources. Any significant growth in the market for our current wholesale business and our planned retail distribution would require us to expand our employee base for managerial, operational, financial, and other purposes. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capabilities. We would also need to continue to expand, train and manage our employee base. We currently have approximately 949 employees, which include approximately 805 company-trained workers, and, at that size, a rapid increase in the number of our employees would be difficult to manage. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. If we are able to expand our retail business, we would need to train or hire additional employees with retail experience.

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

Our business has become increasingly dependent on the performance of our distributors. During the years ended December 31, 2008, 2007, and 2006, 19%, 16% and 13%, respectively, of our net revenues were generated through our distributors. We currently have 192 distributors. Our largest distributor accounted for approximately 6% and 7% of our gross revenues in fiscal 2008 and 2007, respectively. We do not maintain long-term contracts with our distributors. Maintaining relationships with existing distributors and replacing any distributor may be difficult or time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our distribution business and harm our net revenues.

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

A substantial portion of our working capital consists of accounts receivable from customers.  As of December 31, 2008 and 2007, approximately 57% and 25% of our working capital, respectively, was attributable to accounts receivable. In addition, we have seen a significant increase in our provisions for bad debt.  For the years ended December 31, 2008 and 2007, we had a provision for bad debt expense of approximately $1.1 million and $0.3 million, respectively, which represented approximately 1.5% and 1.2% of our gross accounts receivables as of December 31, 2008 and 2007, respectively.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or unable to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. In addition, as we increase our presence in the retail market, we expect the aging of our accounts receivable generated from sales through retail counters to increase as department stores typically defer payments to us of cash receipts collected by them on our behalf. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

We have significant outstanding short-term borrowings that have been increasing, and we may not be able to obtain extensions when they mature.

Our notes payable to banks for short-term borrowings as of December 31, 2008 and 2007, were $21.9 million and $17.1 million, respectively, and bore weighted average interest rates of 6.64% and 6.68%, respectively. Generally, these short-term bank loans mature in one year or less and contain no specific renewal terms. However, in China it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. In particular, a substantial portion of our short-term borrowings are arranged or guaranteed by Mr. Yu Kwai Chong, our controlling stockholder and CEO, or one of his affiliated companies. Since Mr. Chong ceased to be our sole stockholder in November 2006, he may be less inclined to guarantee our bank borrowings. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired. As of December 31, 2008, we had approximately $21.9 million in short-term notes payable that are due and payable between January 2009 and June 2009. If we are unable to obtain additional financing at or prior to the maturity date of our notes payable, our liquidity will be adversely affected, and without sufficient liquidity, we may be forced to curtail our operations. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Demand for our services is cyclical and vulnerable to economic downturns. Although our total revenues continue to improve in the year ended December 31, 2008, the current tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing for purchases of our services and could result in a decrease in or cancellation of orders for our services. We are unable to predict the duration and severity of the current disruption in financial markets and the global adverse economic conditions and the effect such events might have on our business. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

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

Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in China and globally;

•	fluctuation and unpredictability of costs related to the gold, platinum and precious metals and other commodities used to manufacture our products;

•	seasonality of our business;

•	changes in the laws of the PRC that affect our operations;

•	our recent entry into the retail jewelry market;

•	competition;

•	our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business; and

•	development of a public trading market for our securities.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, the inflation rate in China reached a high point of 5.9% in 2008 as compared to the past several years. The inflation rate in China was 1.5% in 2006 and 4.8% in 2007.  Many of our operating expenses were increased and are also expected to increase with inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth.

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

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements can be reconciled to U.S. generally accepted accounting principles in a timely manner.

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

Because our funds are held in banks in the PRC that do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

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

In 2004 and 2005, Fuqi China enjoyed a preferential income tax rate of 7.5% due to its status as a new business. That status expired effective January 1, 2006. The expiration of the preferential tax treatment has increased our tax liabilities and reduced our profitability.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, 2007, the tax rate started gradually being increased in 2008 and will be equal to the new tax rate of 25% in 2012. We believe that our profitability will be negatively affected as a result of the new EIT Law. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments could increase our tax liabilities and reduce our net income.

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

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. In addition, we may need to rely on a new and developing communication infrastructure to efficiently transfer our information from retail nodes to our headquarters. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls.  In recent years, we have identified both significant deficiencies and material weaknesses in our internal controls.  If we are not able to remediate these deficiencies and material weaknesses, and prevent future deficiencies, it could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

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

As of December 31, 2008, Mr. Yu Kwai Chong, our Chief Executive Officer and our largest stockholder, beneficially owns more than 50% of our outstanding shares. Mr. Chong possesses significant influence over us, giving him the ability, among other things, to elect all or a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Chong, we could be prevented from entering into potentially beneficial transactions if they conflict with our major stockholder’s interests. The interests of this stockholder may differ from the interests of our other stockholders.

Our stock price is volatile and you might not be able to resell your securities at or above the price you have paid.

Since our initial public offering and listing of our common stock on the Nasdaq Global Market on October 23, 2007, the price at which our common stock had traded has been volatile, with a high and low sales price of $11.95 and $3.31, respectively, as through March 23, 2009. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

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

As of March 25, 2009, we had 22,005,509 shares of Common Stock outstanding, and approximately 9,750,000 were freely tradable without further restriction under the Securities Act of 1933, as amended, by persons other than our affiliates (within the meaning of Rule 144 under the Securities Act). In addition, our certificate of incorporation permits the issuance of up to approximately 78 million additional shares of common stock. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the existing investors.

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

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants. The annual assessment of our internal controls requirement first applied to our annual report for the 2007 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants is included in this annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new to us and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

As disclosed in Item 9A of this Form 10-K, management’s assessment of our internal control over financial reporting identified certain material weaknesses and significant deficiencies in areas discussed in Item 9A and management determined that our internal control over financial reporting was not effective as of December 31, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

With respect to the effectiveness of our controls and procedures as of December 31, 2007, Stonefield Josephson, Inc., our Independent Registered Public Accounting Firm, indicated to us that our accounting for certain significant transactions were incorrectly calculated or incorrectly recorded, which resulted in adjustments that constituted significant deficiencies in our internal controls over accounting and financial reporting.  Furthermore, in connection with our assessment as of December 31, 2008, our management concluded that our internal controls over financial reporting was not effective due to our failure to maintain effective controls over the period-end closing process, which was caused by an insufficient number of qualified resources.  Our management determined that this deficiency was a material weakness.  Our assessment also concluded that we did not maintain effective control over revenue cycle with revenue recognition in improper periods. While we have implemented steps to remediate the identified material weaknesses, there can be no guarantee that we will be successful in our attempts to correct our significant deficiencies. Our identified material weaknesses and significant deficiencies may raise concerns for investors and may have an adverse impact on the price of our common stock.  See “ITEM 9A. CONTROLS AND PROCEDURES,” below, for additional information.

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 15.72% appreciation of the RMB against the U.S. dollar from July 21, 2005 to December 31, 2008. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any further cash dividends on our shares of common stock in the foreseeable future and we currently intend to retain any future earnings for funding growth. Prior to the reverse merger we effected with VT Marketing Services, the predecessor of Fuqi International, Inc. (the “Reverse Merger”) in November 2006, we were wholly-owned by our founder and Chief Executive Officer, Mr. Yu Kwai Chong. During the years ended December 31, 2008, 2007, and 2006, we paid cash dividends of $0, $0, and $2.7 million, respectively, to Mr. Chong as our sole stockholder prior to the Reverse Merger. We currently have no intention to declare further dividends in the foreseeable future. Payment of dividends is further restricted under the provisions of our existing loan agreements, which prohibit Fuqi China from paying any dividends or making any other distributions to Fuqi BVI without the consent of the lenders. As a result, you should not rely on an investment in our securities if you require the investment to produce dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable, as we have not received written comments from the Securities and Exchange Commission Staff regarding our periodic or current reports under the Securities Act of 1933, as amended, more than 180 days before the end of fiscal year 2008 and no such comments remain unresolved.

ITEM 2. PROPERTIES

Our principal executive offices are located at 5/F., Block 1, Shi Hua Industrial Zone, Cui Zhu Road North, Shenzhen 518019, China. We own approximately 15,000 square feet of office and showroom space at this location.

Our jewelry production facility is located in Shenzhen, China and, including office spaces, consists of approximately 66,000 square feet of building space. We own approximately 33,000 square feet of this space indirectly through our Chairman, Yu Kwai Chong, and his wife, both of whom hold the property in trust for our benefit. The remaining 33,000 square feet has been leased by us from Shenzhen Jin Tong Hai Enterprises Ltd, since July 2005. We use the space for production facilities, offices and showrooms. Pursuant to the terms of the lease, we lease the space for approximately $130,000 per annum. The lease agreement will terminate in June 2010. We have the right to renew the lease prior to its termination. At the time of renewal, the lease amount will be renegotiated, and based on the current industrial leasing market, we expect that the lease amount will be increased by approximately 30% in the year 2010.

In October 2007, we entered into a lease agreement for a 400-square-feet corporate office in San Jose, California. This office lease has a term of two years, expiring in October 2009. Monthly rent for this lease is $720. We intend to terminate the lease in 2009, prior to October 2009.

In March 2008, we entered into a lease agreement for an 817-square-feet corporate office in Hong Kong. This office lease has a term of two years, expiring in February 2010. Monthly rent for this lease is about $1,470.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings, nor are we aware of any potential or threatened material litigation, or any asserted claims that may result in material litigation or other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 10, 2008, we held our annual meeting of stockholders. Of the 22,005,509 shares eligible to vote, 20,047,631, or 91.1%, votes were returned, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I—Election of directors and Proposal II—Ratification of the appointment of Stonefield Josephson, Inc. as our independent auditors for the year ending December 31, 2008.

Proposal I—Election of Directors

All directors were elected at our annual meeting of stockholders.  The results of voting on these proposals are as follows:

Director	For	Against	Withheld	Elected
Yu Kwai Chong	19,920,066	0	0	Yes
Ching Wan Wong	19,919,016	0	0	Yes
Lie Xi Zhuang	19,917,276	0	0	Yes
Lily Lee Chen	19,920,895	0	0	Yes
Eileen B. Brody	19,914,000	0	0	Yes
Victor A. Hollander	19,913,082	0	0	Yes
Jeff Haiyong Liu	19,913,750	0	0	Yes

Proposal II—Ratification of the appointment of Stonefield Josephson, Inc. as our independent auditors for the year ending December 31, 2008.

Proposal II was approved with 19,866,006 shares voted for, 109,347 voted against and 72,277 abstained from voting, thereby, ratifying the appointment of Stonefield Josephson, Inc. as our independent auditors for the year ending December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to October 23, 2007, our shares of common stock were not listed or quoted for trading on any national securities exchange or national quotation system. On October 23, 2007, we completed the initial public offering and our common stock began trading on the NASDAQ Global Market under the symbol “FUQI.”

From our date of listing on October 23, 2007 through December 31, 2008 as set forth below.  The closing price of our common stock on March 26, 2009 on the NASDAQ was $4.32.  As of March 26, 2009, we had approximately 120 common stockholders of record.

	2008
	High	Low
Fourth Quarter	$8.77	$5.12
Third Quarter	$11.65	$7.02
Second Quarter	$11.95	$6.02
First Quarter	$10.65	$6.07

	2007
	High	Low
Fourth Quarter (from listing on October 23, 2007)	$11.75	$6.02

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

The Company’s wholly-owned subsidiary, Fuqi China, prior to merger with the Company, paid cash dividends of $0, $0, and $2.7 million, during the years ended December 31, 2008, 2007 and 2006, respectively. Each of these dividends was paid by the Company’s subsidiary to Mr. Chong, as its sole stockholder, which offset partially the amounts due to the Company’s subsidiary by Mr. Chong.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Computershare Trust Company, Inc.

Equity Compensation Plan Information

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated statements of income data for each of the five years ended December 31, 2008 and the consolidated balance sheet data as of the end of each of the foregoing years are derived from our audited consolidated financial statements.  Historical results are not necessarily indicative of the results of operations for future years. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Consolidated Statement of Income Data:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands, Except Share Amounts and Earnings per Share)
Net sales
Wholesale and distribution	$356,471	$144,314	$92,409	$72,580	$56,765
Retail	11,134	1,245	—	—	—
	367,605	145,559	92,409	72,580	56,765
Cost of sales
Wholesale and distribution	313,645	128,110	83,619	64,964	50,862
Retail	8,976	935	—	—	—
	322,621	129,045	83,619	64,964	50,862
Gross profit	44,984	16,514	8,790	7,616	5,903
Operating expenses:
Selling and marketing	4,910	1,105	490	624	549
General and administrative	6,715	2,919	794	671	1,006
Total operating expenses	11,625	4,024	1,284	1,295	1,555
Income from operations	33,359	12,490	7,506	6,321	4,348
Other income (expenses):
Interest expense	(1,437)	(1,239)	(799)	(498)	(100)
Interest income	123	166	70	—	—
Change of fair value on inventory loan payable	—	(46)	—	—	—
Loss on disposal of fixed assets	—	—	—	—	(45)
Exemption of tax liabilities and estimated penalty payable	—	4,162	—	—	—
Gain from derivative instrument	2,362	80	—	—	—
Miscellaneous	333	—	13	(1)	4
Total other income (expenses)	1,381	3,123	(716)	(499)	(141)
Income before provision for income taxes	34,740	15,613	6,790	5,822	4,207
Provision for income taxes	6,861	2,097	995	452	359
Net income	27,879	13,516	5,795	5,370	3,848
Other comprehensive income - foreign currency translation adjustments	6,635	2,553	288	143	—
Comprehensive income	$34,514	$16,069	$6,083	$5,513	$3,848
Earnings per share - basic	$1.32	$0.96	$0.51	$0.48	$0.34
Earnings per share – diluted	$1.32	$0.86	$0.50	$0.48	$0.34

Weighted average number of common shares - basic	21,142,457	14,105,791	11,260,544	11,175,543	11,175,543
Weighted average number of common shares - diluted	21,142,457	15,627,494	11,631,459	11,175,543	11,175,543

Consolidated Balance Sheet Data:
	As of December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Cash	$56,570	$63,294	$13,355	$71	$256
Total assets	194,849	122,715	31,125	28,115	11,230
Total liabilities	58,020	25,455	20,180	20,508	8,535
Total stockholders’ equity	136,829	97,260	10,945	7,607	2,695

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K. See “Risk Factors.”  Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Fuqi” refers to Fuqi International, Inc. and our wholly-owned subsidiaries.

Overview

We are a leading designer of high quality precious metal jewelry in China, developing, promoting, and selling a broad range of products in the large and rapidly expanding Chinese luxury goods market. Our products consist of a range of unique styles and designs made from precious metals such as platinum, gold, and Karat gold (K-gold).  We also produce jewelry items that contain diamonds and other precious stones on a custom-order basis. We continuously innovate and change our designs based upon consumer trends in China. By continuously creating new designs and rapidly bringing them to market, we are able to differentiate ourselves from our competitors and strengthen our brand identity. Our design database presently contains over 30,000 unique products.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through both retail counters located in department stores and in other traditional stand-alone jewelry stores. In the coastal cities of China, we believe the demand for platinum and gemstone products has been increasing. In order to capitalize on the growth in demand, we intend to develop platinum as one of the primary metals from which our jewelry is manufactured. In 2006, we began to shift our product line to produce more platinum jewelry and we intend to invest in the development of a new production line to produce finished gemstone platinum jewelry. The production lead time of platinum products, starting from purchase of raw materials and ending with finished products, is about six to eight days, while the lead time for gold products is about two to four days. Lead-time also varies on the complexity of production and design of our products. As such, we anticipate that more working capital will be needed to support this shift of product mix.

Our wholesale prices are based on the spot prices of the raw material that make up our products, with the spot price measured at the time our products are sold. Similarly, the value of our inventory on hand is based on spot prices of the raw materials that make up the inventory. We record the value of our inventory at the lower of cost (using the first-in, first-out method) or market. Our gross margin is therefore affected by changes in the price of raw materials. The increase in our net sales for the year ended December 31, 2008 and the value of inventory as of December 31, 2008 was due in part to the general increase in the market value of precious metals and, to a lesser extent, our expansion of our retail business by our acquisition of substantially all of the assets of the Temix Companies. Any fluctuation in the spot price of precious metal would result in a change in our wholesale revenue and our gross margin, as our sales price is based, in part, on the spot price of the precious metal contained in the product sold. We cannot predict and foresee the volatility of the market value of precious metals in the future. We closely monitor the market price of precious metals and, commencing in the fourth quarter of 2007, have entered into certain gold futures contracts with our supplier, Shanghai Gold Exchange, to manage our consolidated exposure to changes in inventory values due to fluctuations in market prices.  Gold futures offered by Shanghai Gold Exchange are designed for full members to hedge or to acquire inventory at a preset price.  Our futures contracts are not considered as hedges for accounting purposes.  We do not conduct any trading or speculating of these precious metals.

In order to capture the margin appreciation from direct sales to the consumer, we, in 2007, initiated a retail strategy.  During 2008, we opened and/or acquired 56 retail counters and acquired seven retail stores in municipalities and provincial capitals throughout China.  A majority of these retail locations were acquired in August 2008, when we acquired substantially all of the assets of the Temix Companies.

As of December 31, 2008, we held a total of 6 retail counters in two department stores located in Shenyang, 5 retail counters in Beijing, 2 retail counters in Dalian and 6 retail counters in other regions in China under the “Fuqi” brand.   As of the same date, we held a total of twenty-three retail counters in Beijing and twenty retail counters and seven retail stores in Shanghai under the “Temix” brand. Total retail sales generated by our counters and retail stores for the year ended December 31, 2008 was approximately $11.1 million, which was approximately 3% of our sales for the fiscal year. As of December 31, 2008, we had 69 jewelry retail counters and stores in China.  During 2009, we intend to open and/or acquire additional retail counters and retail stores throughout the PRC.  Our retail operations are discussed more fully below under the caption “Retail Operations.”

By initiating our retail strategy, we intend to enhance our profitability in 2009 and further develop our brand reputation.

We originally produced studded jewelry products on a custom-order basis only, but we have recently expanded our production to include new lines of studded jewelry products for sale in our retail outlets.  We believe our new retail strategy creates a significant opportunity for us to both improve our return on capital and increase shareholder value. There are, however, risks related to our planned expansion. Our retail expansion strategy will largely depend on our ability to find sites for, open and operate new retail locations successfully. Our ability to open and operate new retail locations successfully depends on several factors, including, among others, our ability to identify suitable counter and store locations, the availability of which is outside our control; purchase and negotiate acceptable lease terms; prepare counters and stores for opening within budget; source sufficient levels of inventory at acceptable costs to meet the needs of new counters and stores; secure required governmental permits and approvals; successfully integrate new counters and stores into our existing operations; and generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plans. Any failure to successfully open and operate new retail counters and stores could have a material adverse effect on our results of operations in the future. In addition, our retail expansion program will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which, in turn, could cause deterioration in the financial performance of our overall business.

Recent Events

Acquisition of Temix

On August 7, 2008, we acquired substantially all of the assets of Shanghai Tian Mei Jewelry Co., Ltd. and Beijing Yinzhong Tian Mei Jewelry Co., Ltd., collectively referred to as the “Temix Companies.” The Temix Companies are a 50-outlet branded jewelry store chain with locations primarily in Beijing, Shanghai and Ningbo. Of the 50 outlets, 7 are stand alone stores and 43 are store counters within department stores.

We acquired the substantially all the assets of Temix Companies through our wholly-owned subsidiary, Fuqi International Holdings Co., Ltd., a British Virgin Islands company (“Fuqi Subsidiary”), which entered into an asset purchase agreement dated April 18, 2008, and as amended on August 7, 2008 (the “Asset Purchase Agreement”) with the Temix Companies and Mr. Chujian Huang, the principal of the Temix Companies. According to the terms of the Asset Purchase Agreement, Fuqi Subsidiary acquired substantially all of the assets of the Temix Companies for an aggregate purchase price of 80 million Yuan RMB, which is equal to approximately USD $11.7 million. Per the terms of the agreement, we agreed to pay 80% of the purchase price to the Temix Companies at closing and we will pay the remaining 20% of the purchase price to the Temix Companies on the six-month anniversary of the closing, with such payment being subject to set-off for undiscovered inventory defects.  As of December 31, 2008, the Company paid a total of $7.3 million (approximately 62.4% of the purchase price).  The Temix Companies agreed that we will have additional time to complete our examination of the acquired inventories.  Upon the completion of our examination, we will remit the remaining purchase price to Mr. Chujian Huang.

In addition, we acquired all of the intellectual property used in the operations of the Temix Companies pursuant to an Intellectual Property Transfer Agreement dated April 18, 2008 (“IP Transfer Agreement”) entered into with Fuqi Subsidiary and Mr. Huang. In accordance with the IP Transfer Agreement, Mr. Huang received a total of 1,080,666 shares, which was fixed upon signing of definitive agreement on April 18, 2008. One-half of the shares were issued to Mr. Huang at closing and the other one-half will be subject to an escrow account for a two-year period. The shares held in escrow will be subject to indemnification claims and conditions of the Temix Companies meeting certain performance targets as set forth in the IP Transfer Agreement.

Also, in connection with and as a condition to the closing of the Asset Purchase Agreement and IP Transfer Agreement, the Company entered into an employment agreement with Mr. Huang, pursuant to which he will serve as our Associate Retail Director. The employment agreement has a term of three years unless terminated earlier in accordance with the terms of the agreement.

Corporate History

We operate through our wholly-owned subsidiary Fuqi International Holdings Co., Ltd., a British Virgin Islands corporation (“Fuqi BVI”) and its wholly-owned subsidiary, Shenzhen Fuqi Jewelry Co., Ltd., (“Fuqi China”) a company established under the laws of the People’s Republic of China. Our company’s principal office is in the city of Shenzhen, in southern China, where we have a large-scale production base that includes a modern factory of more than 53,000 square feet, a dedicated senior design, sales and marketing team, and approximately 949 employees, including approximately 805 company-trained production workers. We believe our current facilities provide adequate space for our planned expansion of our production lines, which will include diamond and other finished gemstone jewelry.

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

Critical Accounting Policies, Estimates and Assumptions

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, provisions for income taxes, allowance for doubtful accounts, and purchase price allocation relating to the business acquired. Actual results could differ from these estimates. Periodically, we review all significant estimates and assumptions affecting the financial statements and record the effect of any necessary adjustments.

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

Inventory

Inventories are stated at the lower of cost or market. The first-in-first-out method is used to account for gold and platinum jewelries and the specific identification method for diamond jewelries. An inventory reserve is maintained where the cost exceeds the net realizable vale.

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

Prior to 2006, we were under the preferential income tax rate of 7.5% in 2005, due to our status of being a new business. That status expired effective January 1, 2006.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%.  The new law became effective on January 1, 2008.

Prior to the enactment of China’s Enterprise Income Tax Law, which became effective from January 1, 2008, foreign-invested enterprises, or FIEs, were generally subject to a 30% state enterprise income tax plus a 3% local income tax. As result of the new EIT law, our income tax provision increased, which could adversely affect our financial condition and results of operations. Prior to effectiveness of the EIT law, we had enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

Pursuant to the implementation rules to the new tax law issued in December 2007, and the several subsequent transition rules, Fuqi China has become subject to a normal 25% rate, but are still eligible for lower rates, which are 18%, 20% 22% and 24% in 2008, 2009, 2010 and 2011, under the transition rules. Our effective income tax rates for the years ended December 31, 2008, 2007 and 2006 were 19.8%, 13.4%, and 14.7%, respectively.

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

All of the design fee income starting 2007 was properly reported and accounted for and has been fully paid by the tax filing deadline.

Derivative Instruments

Commencing in the fourth quarter of 2007, we have entered into certain gold future contracts with our supplier, Shanghai Gold Exchange. Gold futures offered by Shanghai Gold Exchange are designed for full members to hedge or to acquire inventory at a preset price. We utilized these future contracts to manage our consolidated exposure to changes in inventory values due to fluctuations in market prices and are not considered as hedges for accounting purpose. Our gold futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions have not had a material effect on our consolidated financial position, results of operations, or cash flows.

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

In August 2007, we entered into employment agreements with three of our executive officers pursuant to which we agreed to grant stock options to acquire shares of the Company’s common stock with a value equal to certain percentage of our annual income before income taxes not to exceed an aggregate market value of $440,000. Options to purchase totaling 121,776 shares were granted to these three executive officers.  The number of options granted was computed based on the aggregate market value of $440,000 dividing by the fair value of each option measured on December 31, 2008 using the Black-Scholes option pricing model.

Fair Value Measurement

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

SFAS No. 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

Purchase Price Allocations

We accounted for our Temix’s acquisition using the purchase method of accounting. This method requires that the acquisition cost be allocated to the assets we acquired based on their fair values. We make estimates and judgments in determining the fair value of the acquired assets. We base our estimate on the purchase price allocation analysis reports prepared by an independent valuation service group, which have been finalized, as well as our internal judgments based on the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets could be materially different.

Results of Operations

The following table sets forth certain financial information from our audited consolidated statements of income expressed as a percentage of revenues and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2008	2007	2006
Net sales
Wholesale and distribution	96.97%	99.14%	100.00%
Retail	3.03%	0.86%	0.00%
	100.00%	100.00%	100.00%

Cost of sales
Wholesale and distribution	85.32%	88.01%	90.49%
Retail	2.44%	0.64%	0.00%
	87.76%	88.65%	90.49%

Gross profit	12.24%	11.35%	9.51%

Operating expenses:
Selling and marketing	1.34%	0.76%	0.53%
General and administrative	1.83%	2.01%	0.86%

Total operating expenses	3.17%	2.77%	1.39%

Income from operations	9.07%	8.58%	8.12%

Other income (expense), net	0.38%	2.15%	(0.77)%

Income before provision for income taxes	9.45%	10.73%	7.35%

Provision for income taxes	1.87%	1.44%	1.08%

Net income	7.58%	9.29%	6.27%

Year Ended December 31, 2008 and 2007

Net sales

Net sales derived from our wholesale and distribution segment, which consist of gross sales net of returns, for the year ended December 31, 2008 increased to $356.5 million, an increase of $212.2 million, or 147%, from net sales of $144.3 million for the year ended December 31, 2007. The increase was primarily attributable to a combination of an increase in both selling price and sales volume. The selling price of our jewelry products is based on the market price of the precious metals (e.g., gold and platinum) in the periods when the products are sold. During 2008, the average price of gold and platinum increased by 18.5% and 20.0%, respectively, as compared with 2007. In addition, there was an increase of 103% in sales volume from approximately 5.9 tons for 2007 to 12.0 tons for 2008 as result of an increase in jewelry products demand by our existing consumers and orders placed by our new customers. Sales volume of gold and platinum for the year ended December 31, 2008 increased by 120% and decreased by 32% to 11 tons and 500kg for 2008 from 5 tons and 736kg for 2007, respectively.

Net sales from wholesale and distribution for the years ended December 31, 2008 and 2007 were comprised of the following:

	Years Ended December 31,
	2008		2007
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$31.2	8.7%	$30.3	21.0%
Gold	241.6	67.8	80.9	56.1
K-gold and Studded Jewelry	71.7	20.1	33.1	22.9
Diamond	12.0	3.4	0.0	0.0
Total	$356.5	100.0%	$144.3	100.0%

Net sales derived from our retail segment for the year ended December 31, 2008 increased by $9.9 million to $11.1 million from $1.2 million in 2007. The increase in retail revenue for the year ended December 31, 2008 is primarily due to the Temix acquisition which accounted for $6.2 million of this increase.

Cost of sales

Cost of sales is mainly comprised of costs of raw materials, primarily gold and platinum, in addition to direct manufacturing costs and factory overhead. Cost of sales for the year ended December 31, 2008 increased to $322.6 million, an increase of $193.6 million, or 150%, from $129.0 million for the same period in 2007.

Wholesale and distribution cost of sales increased by $185.5 million, or 145%, in 2008 to $313.6 million from $128.1 million in 2007.  The increase in cost of sales, which was consistent with the increase in net sales, was primarily due to an increase in the cost of raw materials, which resulted from the increase in both sales volume and the general increase in the cost of precious metals. In addition, our direct labor costs increased at a higher rate during 2008 as compared to the same period in 2007 due to the inflationary pressure and enforcement of the New Labor Law effective January 1, 2008.

Cost of retail sales for the year ended December 31, 2008 increased by $8.0 million to $9.0 million from approximately $935,000 for the same period in 2007. The increase in cost of retail sales for the year ended December 31, 2008 included $4.4 million since the Temix acquisition.

Gross profit

Gross profit for the year ended December 31, 2008 increased to $45.0 million, an increase of $28.5 million, or 173%, from $16.5 million for 2007. Gross profit margin increased to 12.2% for year ended December 31, 2008, compared to 11.4% for the same period in 2007. The increase in profit margin was primarily derived from an increase in subcontracting fee income, a slight increase in processing fees of our products, which resulted primarily from an increase in sales price of precious metal jewelry, an increase in design styles, an increase in brand awareness, and an expansion in retail presence by our opening up more jewelry counters in new locations and acquisition of Temix’s 50 retail stores during the year ended December 31, 2008.

Selling and marketing expenses

Selling and marketing expenses are primarily comprised of business taxes, advertising expenses, traveling expenses, production costs of marketing materials, fees to the malls for retail counters, insurance, and delivery expenses. Selling and marketing expenses for the year ended December 31, 2008 were approximately $4.9 million, an increase of $3.8 million, or 345%, from $1.1 million for 2007. Selling and marketing expenses were 1.34% of net sales for the year ended December 31, 2008 compared to 0.76% for the prior year. The increase in selling and marketing expenses as a percentage of net sales was primarily due to an increase of business tax expenses that resulted from an overall increase in our net revenue and salaries for our sales and marketing executives.

General and administrative expenses

General and administrative expenses consist primarily of payroll expenses, benefits and travel expenses for our staff, professional fees including audit, accounting, legal and financial advisory, depreciation expenses, and general office expenses. General and administrative expenses for the year ended December 31, 2008 were $6.7 million, an increase of $3.7 million, or 123%, from $3.0 million for 2007. General and administrative expenses were 1.83% of net sales for the year ended December 31, 2008 compared to 2.01% for the prior year. The dollar amount increase was primarily due to an increase of legal and professional fees incurred as a result of being a publicly reporting company in the United States and an unsuccessful acquisition attempt of a third-party competitor, expenses related to options granted, and increased salaries to certain executives under the employment agreements executed in October 2007. We anticipate general and administrative expense to remain constant in 2009 due to the non-recurring legal expenses for the unsuccessful attempted acquisition of a third-party competitor in 2008, assuming to no similar expense occurs in 2009, and partly offset by an increase number of staff to support of our retail strategy.

Other income (expense), net

Other income, net was $1.4 million of income in 2008 compared to $3.1 million of income in 2007. The decrease was a result of the one-time exemption of tax liabilities and estimated penalty payable of $4.2 million in 2007, partly offset by the realized gain approximately $2.4 million from our gold future contracts in 2008. We have entered into the gold future contracts with our supplier, the Shanghai Gold Exchange in 2008 in order to reduce our exposure to volatility in the price of gold.

Provision for income tax

Provision for income tax expense was approximately $6.9 million for the year ended December 31, 2008, an increase of $4.8 million, or 229%, from approximately $2.1 million for 2007. The increase was primarily due to an increase in the taxable income for the year ended December 31, 2008.

Net income

As a result of the foregoing, net income increased to $27.9 million in 2008, an increase of 107% from $13.5 million in 2007.

Year Ended December 31, 2007 and 2006

Net sales

Net sales for the year ended December 31, 2007 increased to $145.6 million, an increase of $53.2 million, or 57.6%, from net sales of $92.4 million for the year ended December 31, 2006. The increase was primarily attributable to a combination of an increase in both selling price and sales volume. The selling price of our jewelry products is based on the market price of the precious metals (e.g., gold and platinum) in the periods when the products are sold. During 2007, the average price of gold and platinum increased by 9.94% and 9.33%, respectively, as compared with 2006. In addition, there was an increase of 34% in sales volume from approximately 4.4 tons for 2006 to 5.9 tons for 2007 as result of increase in jewelry products demand by our existing consumers and engaging of new customers. Sales volume of gold and platinum for the year ended December 31, 2007 increased by 39% and 28% to 5 tons and 736kg for 2007 from 3.6 tons and 573kg for 2006, respectively.

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

Selling and marketing expenses

Selling and marketing expenses for the year ended December 31, 2007 were approximately $1.1 million, an increase of $0.6 million, or 120%, from $0.5 million for 2006. Selling and marketing expenses were 0.76% of net sales for the year ended December 31, 2007 compared to 0.53% for the prior year. The slight increase in selling and marketing expenses as a percentage of net sales was primarily due to our extended advertising campaign during Chinese New Year in 2007, an increase in utility cost, higher insurance premium for product delivery, and an increase in retail related expenses.

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

Other income (expense), net

Other income, net was $3.1 million of income in 2007 compared to $0.7 million of expense in 2006. The increase was a result of the exemption of tax liabilities and estimated penalty payable of $4.2 million. See the section entitled “Taxation” above, for additional information.

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

Quarterly Results of Operations

The following table presents the unaudited consolidated statements of income data for each of eight fiscal quarters through December 31, 2008, in dollars. The first quarter is from January 1 to March 31, the second quarter is from April 1 to June 30, the third quarter is from July 1 to September 30, and the fourth quarter is from October 1 to December 31. In management’s opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the quarters presented. The results of operations for any quarter are not necessarily indicative of results that we might achieve for any subsequent periods. In addition, our operating results have in the past and may in the future fluctuate significantly as a result of many factors, including the seasonality of our business and the unpredictable fluctuation of prices of precious metals. Consequently, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful, and as a result, you should not rely on them as an indication of future performance.

	Fiscal Year 2008				Fiscal Year 2007
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(in thousands, except for per share data)
Net sales	$129,485	$93,678	$66,876	$77,566	$55,070	$36,248	$26,281	$27,960

Gross profit	18,078	10,998	7,097	8,811	5,820	4,477	3,053	3,164

Net profit	9,712	6,521	5,251	6,395	7,413	2,730	1,489	1,883

Earnings per share - basic	0.45	0.31	0.25	0.31	0.39	0.21	0.12	0.15

Earnings per share - diluted	0.45	0.31	0.25	0.31	0.39	0.21	0.10	0.12

Liquidity and Capital Resources

At December 31, 2008, we had retained earnings of $44.7 million and cash and cash equivalents of $56.6 million.  In October 2007, we completed an initial public offering of a total of 8,088,888 shares of our common stock at $9.00 per share. We have used such capital funding for expanding and financing our retail distribution, enhancing our product lines, and for general working capital for our retail operations. We paid a total of approximately $11.7 million to acquire substantially all of the assets of the Temix Companies in August 2008, with $7.3 million having been paid in cash and the remaining $4.4 million is recorded as other payable, related parties in the consolidated balance sheets as of December 31, 2008. We expect to pay the remaining $4.4 million in the second quarter of 2009.  In 2009, we currently plan to open a total of 10 to 20 retail counters and one to three retail stores. The foregoing is subject to change at any given time as our management continually reviews our retail expansion plans, particularly in light of the recent fluctuations in the economy. Our retail operations are discussed more fully below under the caption of “Retail Operations”.

At December 31, 2008, we had working capital of $129.4 million and no long-term liabilities. Except for cash and cash equivalents, a majority of our net working capital consisted of inventories and accounts receivable, both of which increased by 50% and 210%, respectively, as of December 31, 2008 as compared to December 31, 2007. The increase in inventory was a result of significant purchases of raw materials of precious metals incurred towards the end of 2008 and was used to expand our sales capabilities by accepting larger sales orders from our customers during the peak holiday season. We do not conduct any trading of our precious metal raw materials.   The increase in accounts receivable was attributable to a substantial increase in revenue generated in November and December, which is the beginning of our traditional peak season, and extending credit terms to some of our customers with high credit standings. We typically offer certain of our customers 30-days credit terms for payment. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation.

We had outstanding short-term notes payables with banks in an aggregate amount of $21.9 million that are due and payable on dates between January 2009 and June 2009. Our loans are secured by inventory, real properties owned by our affiliated companies and/or guaranteed by our affiliates and our controlling stockholder.

We have a general banking facility line of credit with Agricultural Bank of China pursuant to a Maximum Banking Facility Agreement dated August 24, 2006 which was renewed in September 2007 and December 2008. The terms of the agreement enable us to borrow up to a maximum facility amount of $14.6 million. We executed notes payable with this bank under this facility line with terms less than one year. As of December 31, 2008, we had $14.6 million outstanding under the facility, with interest rates ranging from 6.831% to 8.217%. In addition, we have a one-year term loan with the Shenzhen Development Bank that provides for a maximum borrowing of up to approximately $7.3 million. This facility expires in June 2009 and is secured by certain real properties owned by an affiliate company.  As of December 31 2008, we had a total of $7.3 million outstanding under this term loan agreement with interest rates ranging from 4.86% to 5.04% and is secured by certain real properties owned by an affiliate company   The remaining outstanding loans are secured by our inventory, real properties owned by affiliated companies, and/or guaranteed by our affiliates and our controlling stockholder and have certain restrictions and covenants. We do not guarantee any indebtedness of our affiliates.

Prior to the Reverse Merger in November 2006, our then-sole stockholder, Mr. Yu Kwai Chong, who is also our President, Chief Executive Officer and Chairman of the Board, made loans to us on a regular basis to meet short term financing needs of our company. Typically, these advances were in amounts ranging from $30,000 to $5.5 million, with no more than $10.0 million outstanding at any time. We did not pay interest on any of these advances. During the same period, Mr. Chong borrowed from our company primarily to fund personal liquidity needs. Since the closing of the Reverse Merger, at which time Mr. Chong ceased to be our sole stockholder, we have not engaged in any cash advance transactions with Mr. Chong and will not engage in these transactions in the future. Prior to the Reverse Merger, effective in November 2006, we paid dividends to our then sole stockholder, Mr. Chong. During the years ended December 31, 2008, 2007, and 2006, we paid cash dividends of $0, $0, and $2.7 million, respectively, to Mr. Chong. We currently have no intention to declare further dividends in the foreseeable future. Payment of dividends is further restricted under the provisions of our existing loan agreements.

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

We expect to expend significant resources to continue to expand our retail distribution of our jewelry in China. We will require substantial funds of approximately $25 million in order to finance our expansion, fund operating expenses, to develop manufacturing, marketing and sales capabilities and to cover public company costs.  In addition to the funds required to open retail locations, we believed that significant working capital of approximately $20 million will be needed to operate retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores. We also expect to require substantial funds of approximately $8 million to change our product mix to include more platinum products. Without these funds, we may not be able to meet these goals.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for the next 12 months. We believe that the sources of the funding for our expected expenditures in 2009 include our current cash and cash flow from operations.  At December 31, 2008, we had cash and cash equivalents of approximately $56.6 million and retained earnings of approximately $44.7 million.  However, net cash used for operating activities for the year ended December 31, 2008 was approximately $8.0 million, and there is no guarantee that we be able to generate positive cash flow from operations for the year ending December 31, 2009.  In addition, we may require additional cash resources due to our inability to generate positive cash flow from our operations, changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.  We cannot be certain that additional capital will be available on favorable terms, if at all, and any available additional financing may not be adequate to meet our goals.  Moreover, any equity financing would result in dilution to stockholders.  If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to effectively execute our growth strategy (including expanding our business to the retail market), take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In addition, we may be required to scale back or discontinue our production and development program, or obtain funds through strategic alliances that may require us to relinquish certain rights.

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Net cash (used for) provided by operating activities	$(7,959)	$(21,737)	$4,037
Net cash (used for) provided by investing activities	(7,088)	(768)	9,613
Net cash provided by (used for) financing activities	4,563	71,082	(595)
Effect of exchange rate changes on cash	3,760	1,362	229
Net (decrease) increase in cash	$(6,724)	$49,939	$13,284
Cash at beginning of year	63,294	13,355	71
Cash at end of year	$56,570	$63,294	$13,355

Net cash (used for) provided by operating activities.

Net cash used for operating activities was $8.0 million for the year ended December 31, 2008, compared to net cash used for operating activities of $21.7 million for the same period in 2007. The $13.7 million decrease was primarily due to a increase in inventory in the amount of $3.4 million during the year ended December 31, 2008 compared to an increase of $22.2 million during the same period in 2007, in additional to an increase of accounts payable in the amount of $10.8 million during the year 2008 compared to an increase of $906,000 in the same period in 2007.

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

Net cash used for investing activities amounted to $7.1 million for the year ended December 31, 2008, compared to net cash used for investing activities of $768,000 for the year ended December 31, 2007. The change was due to $6.5 million cash paid for business acquisitions and $1.0 million spent on additional plant assets.

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

Net cash provided by financing activities amounted to $4.6 million for the year ended December 31, 2008, compared to net cash provided by financing activities of $71 million for the same period of 2007. The decrease of cash provided was primarily a result of increased bank loan of $3.6 million and no further capital raised since the initial public offering.

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

Contractual obligations

The following table describes our contractual commitments and obligations as of December 31, 2008:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Short-term borrowings	$21,944,904	$21,944,904	$—	$—	$—
Lease of Plant & Office	$306,516	$237,730	$68,786	$—	$—
Lease of Staff Dormitory	$1,434	$1,434	$—	$—	$—
	$22,252,854	$22,184,068	$68,786	$—	$—

Employment Agreements of Executive Officers and New Labor Contract Law

In October 2007, we entered into three-year employment contracts with our five executive officers each of which includes a fixed amount of annual salary and stock options to purchase the Company’s common stock. See “Stock-based Compensation” and Item 11 of Part III, for additional information.

Effective January 1, 2008, the PRC introduced a new labor contract law that enhances rights for the nation’s workers, including open-ended work contracts and severance pay. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with short-term contracts become full-time employees with lifetime benefits after a short-term contract is renewed twice.  The new labor contract law has increased our labor costs, but we do not believe such increases have been material to our results of operations, such labor expenses have not historically been material to our operating cost.

Retail Operations

In April 2007, we entered into a transfer agreement with an unrelated party (the “Transferor”), which has operation agreements with department stores for five jewelry retail counters. Under the terms of the agreement, the Transferor agreed to assign all of the operation rights to us for a fee of $400,000, which was payable in three separate installments. On October 28, 2007, after the Transferor was not able to complete the transfer of the counters, we entered into a cancellation agreement with the Transferor to terminate the transfer transaction as of November 30, 2007. Prior to the termination of the transfer, we had obtained temporary operation rights from the Transferor to operate these counters, and revenue derived from these five retail counters from the period of May to November 2007 amounted to $937,000. Pursuant to the cancellation agreement, we were not obligated to pay the $400,000 transfer fee of $400,000. All the inventory remained in the five counter stores at the last day of the operation was sold to the Transferor based on the pre-determined price. As of December 31, 2008, there was no outstanding balance due to the Transferor.

Subsequent to the cancellation agreement, in November 2007, we entered into one-year operating agreements to operate 6 retail jewelry counters at two department stores located in the Shenyang region. We agreed to pay the department stores a commission fee ranging 4.5% to 8% based on types of jewelry sales generated in these jewelry counters. Fees paid to the two department stores totaled $20,669 in 2007 and $200,089 in 2008 and are included in cost of sales expenses in 2007 and marketing expenses in 2008. We recognize revenues when the titles of the merchandises are transferred to the ultimate consumers. Sales generated from counters in these two department stores totaled $3,307,000 and $308,000 for the years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008, the Company opened a total of sixteen new retail counters, of which thirteen of the counters are under the FUQI brand and three counters are under the Temix brand. Including the retail counters and shops acquired through the Temix acquisition, the Company had a total of 62 jewelry counters and 7 jewelry shops located in Beijing, Shanghai, and other PRC regions as of December 31, 2008.

The retail counters and shops are operating under operating leases with terms ranging from 6 months to 1 year with options of extensions. A majority of the leases require payment of contingent rent based on a percentage of store sales. The leasing agreements for five of the retail shops provide for the payment of fees under a fixed rate rent ranging from $826 to $21,740. Fees paid to the department stores and shopping malls totaling $1,362,277, $269,189 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively, are included in selling and marketing expenses.

Seasonality

Our business is seasonal in nature. Our sales and net income are generally higher in the fourth calendar quarter than the rest of the year. The primary factors that affect the seasonal changes in our business operations are holidays and traditional Chinese festivals. In the fourth quarter, retailers often experience increased sales due to the weeklong public holiday for Chinese National Day, as well as Christmas and New Year’s Day. In addition, jewelry retailers commonly stock up from wholesalers in the fourth quarter to prepare for potentially higher sales in the following quarter for Chinese New Year. This quarter is also a peak season for marriages and the birth of newborns in China, which have historically resulted in higher sales. This seasonal trend in our business would slightly shift in line with the gap between calendar quarter and lunar quarter and occurred during 2004 and 2005. However, there was a slight variation during 2006. Because of rising precious metal prices in the fourth quarter of 2006, many customers delayed their orders until the first quarter of 2007, resulting in lower-than-expected sales volume in the fourth quarter of 2006, and higher than expected sales in the first quarter of 2007. We experienced increased sales in the fourth quarter of 2007.  For the year ended December 31, 2008, our results of operations appeared to return to the trend of higher sales in the fourth quarter.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Fuqi China, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 17.35% from 1:8.27 on July 21, 2005 to 1:6.8353 on December 31, 2008. In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 7.959 for 2006, 7.587 for 2007, and 6.925 for 2008. Our operating results in 2006, 2007 and 2008 have benefited as a result of appreciation of the RMB against the U.S. dollar. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141, Business Combinations: (Revised 2007) (“SFAS 141R”). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer to recognize any assets and noncontrolling interest acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141’s cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS 5, Accounting for Contingencies, in which case no amount should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is in the process of assessing the potential impact the adoption of SFAS 141R may have on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is in the process of assessing the potential impact the adoption of SFAS 160 may have on its consolidated financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires additional disclosure related to derivatives instruments and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company is currently evaluating the impact of adopting SFAS No. 161.

In April 2008, the FASB issued FASB Staff Position FAS142-3: Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The Company is in the process of assessing the potential impact the adoption of FSP 142-3 may have on its consolidated financial position or results of operations.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain nonforfeitable rights to dividends or dividend equivalents. The FSP is effective for fiscal years beginning after December 31, 2008 and early application is prohibited. The Company is in the process of assessing the potential impact the adoption of FSP 03-6-1 may have on its consolidated financial position or results of operations.

At a November 24, 2008 meeting, the FASB ratified the consensus reached by the Task Force in Issue No. 08-6: Equity Method Investment Accounting Considerations (“EITF 08-6”). Because of the significant changes to the guidance on subsidiary acquisitions and subsidiary equity transactions and the increased use of fair value measurements as a result of Statements 141(R) and 160, questions have arisen regarding the application of that accounting guidance to equity method investments. EITF 08-6 provides guidance for entities that acquire or hold investments accounted for under the equity method. This issue is effective for transactions occurring in fiscal years and interim periods beginning on or after December 15, 2008. Early adoption is not permitted. The Company is in the process of assessing the potential impact the adoption of EITF 08-6 may have on its consolidated financial position or results of operations.

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 15.72% appreciation of the RMB against the U.S. dollar from July 21, 2005 to December 31, 2008. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuation of the exchange rate of RMB against the U.S. dollar. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the dollar could negatively impact our results of operations.

Interest Rate Risk

As of December 31, 2008, we had $21.9 million outstanding under short term credit facilities from banks, with interest rates ranging from 4.860% to 8.217%. As all of these borrowings are short term borrowings, we believe our exposure to interest rate risk is not material. We do not use any derivative financial instruments to manage interest rate risks.

Inflation

According to the National Bureau of Statistics of China, the inflation rate in China reached a high point of 5.9% in 2008 as compared to the past several years. The inflation rate in China was 1.5% in 2006 and 4.8% in 2007.  Many of our operating expenses were increased and are also expected to increase with inflation. In management's opinion, changes in revenues, net earnings and inventory valuation that have resulted from inflation and changing prices have not been material during the years presented. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors within China.

Commodity Price Sensitivity

As a leading designer and wholesaler of high quality precious metal jewelry in China, we believe that we have to maintain a sufficient inventory to meet demands for our products based on customer orders, sales projection and finished goods for sales to retailers, who will purchase from our show room in our head office in Shenzhen. We are exposed to market risk in connection with our inventory balances, which are comprised primarily of gold, platinum, and jewelry made from gold and platinum. Our inventories are stated at the lower of cost or market value using the “first in, first out” method for gold and platinum jewelries and the specific identification method for diamond jewelries. If there is a downward change in the market price of gold, we are required to mark-down the value of our inventory and record a loss in our statement of income. We cannot predict the extent to which high raw material price levels will continue in the future. We do not have any long-term raw material purchase contracts.

In attempt to protect us against price increases of precious metals, we, in December 2007, entered into future purchase contracts with our supplier, the Shanghai Gold Exchange, to purchase gold. As of December 31, 2008, the fair value of the future gold contracts outstanding was approximately $1,426,000 which was recorded as Gold Future Contracts under current assets. The gain derived from these contracts of approximately $2,362,000 was classified as gain from derivative instrument in the accompanying consolidated statements of income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) Disclosure Controls and Procedures

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

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are ineffective as of December 31, 2008, due to material weaknesses that we identified in internal control over financial reporting, specifically related to period-end closing process and revenue recognition in improper periods.

(B) Report of Management on Internal Control over Financial Reporting

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The assessment excluded the internal controls over financial reporting relating to substantially all of the assets and operations of the Temix Companies that we acquired on August 7, 2008, as described in note 2 to the Consolidated Financial Statements, and their combined financial statements constitute 11.2 percent of total assets, 1.7 percent of revenues, and (2.8) percent of net income of the consolidated financial statement amounts as of December 31, 2008 and for the year then ended.  Pursuant to guidance issued by the SEC, a company can exclude a material acquired business’s internal controls from management’s report on internal control over financial reporting in the first year of acquisition if it is not possible to conduct an assessment of an acquired business’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. The following material weaknesses have been identified and included in our management’s assessment as of December 31, 2008:

1.
We did not maintain effective control over the period-end closing process.  Due to the insufficient number of qualified resources, we were unable to timely and accurately complete our work needed to close our books and prepare financial statements in accordance with accounting principles generally accepted in the United States of America. This control deficiency resulted in significant amounts of audit adjustments to our 2008 financial statements.  In addition, this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected.   Accordingly, management determined that this control deficiency constitutes a material weakness.

2.
We did not maintain effective control over the revenue cycle with revenue recognition.  We did not properly perform and follow the control procedures set forth in the revenue cycle.  This control deficiency resulted in  significant amounts of sales not being recorded in the proper periods.  Accordingly, management determined that this control deficiency constitutes a material weakness.

Based on our management’s assessment of the effectiveness of our internal control over financial reporting, our management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weaknesses.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Stonefield Josephson, Inc., an independent registered public accounting firm, as stated in their report which is included under “Report of Independent Registered Public Accounting Firm.”

Remediation Measures of Material Weaknesses

We have implemented, or plan to implement, the measures described below under the supervision and guidance of our management to remediate the above control deficiencies and to strengthen our internal controls over financial reporting. Key elements of the remediation effort include, but are not limited to, the following initiatives, which have been implemented, or are in the process of implementation, as of the date of filing of this Annual Report:

1.
We have increased efforts to enforce internal control procedures.  We have also reorganized the structure of our China financial department and clarified the responsibilities of each key personnel in order to increase communications and accountability.

2.	We have recruited and will continue to bring in additional qualified financial personnel for the accounting department to further strengthen our China financial reporting function.

3.
We will provide additional training on accounting principles and internal control procedures for our existing staffs. We have also required all personnel in our China financial department to obtain additional accounting certifications.

4.
We continually review and improve our standardization of our monthly and quarterly data collection, analysis, and reconciliation procedures. To further improve the timeliness of data collection, we are selecting and will install new point of sale systems and enterprise resource planning systems for our wholesale and retail operations.

5.
We have increased the level of communication and interaction among our China management, audit committee, independent auditors and other external advisors. In addition, our Chief Financial Officer and US GAAP team are becoming increasingly involved in and monitor the financial accounting and reporting process in China operations.

6.
We are in the process of expanding the internal control functions and honing related policies and procedures. We have hired a qualified and experienced Internal Audit Manager, who commenced work in January 2009. We also plan to allocate transfer additional resources to the internal audit department for the purpose of enhancing the internal audit function.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fuqi International, Inc.
Shenzhen, China

We have audited Fuqi International, Inc. and its subsidiaries (“the Company”)’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting on the assets and operations of Shanghai Tian Mei Jewelry Co. Ltd. and Beijing Yinzhong Tian Mei Jewelry Co. Ltd. (collectively referred to as “Temix”) which were acquired on August 7, 2008 and whose financial statements constitute 11.2% of total assets, 1.7% of net revenues, and (2.8)% of net income of the consolidated financial statement amounts as of December 31, 2008 and for the year then ended.  Accordingly, our audit did not include the internal control over financial reporting at Temix. Fuqi International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment:

•
The Company did not maintain effective control over the period-end closing process. Specifically, due to the insufficient number of qualified resources, the Company was unable to timely and accurately complete its work needed to close its books and prepare financial statements in accordance with accounting principles generally accepted in the United States of America. This control deficiency resulted in significant amounts of audit adjustments to the Company's 2008 financial statements.  In addition, this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected.   Accordingly, management determined that this control deficiency constitutes a material weakness.

•
The Company did not maintain effective control over the revenue cycle with revenue recognition.  The Company did not properly perform and follow the control procedures set forth in the revenue cycle.  This control deficiency resulted in significant amounts of revenues not being recorded in the proper periods.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the control objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of  December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows and the related financial statement schedules for each of the years in the three-year period ended December 31, 2008, of Fuqi International, Inc., and our report dated March 30, 2009 expressed an unqualified opinion.

/s/  Stonefield Josephson, Inc.
Wanchai, Hong Kong
March 30, 2009

(C) Changes in Internal Controls over Financial Reporting

Due to the implementation of the remedial measures to address the material weaknesses as described above, in addition to the designing, planning, and integration of the internal controls over financial reporting for Temix, there were changes in our internal controls over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2. Financial Statement Schedules: See “Schedule I – Condensed Financial Information of Registrant” and   “Schedule II—Valuation and Qualifying Accounts” from page F-38 to F-43 of the Financial Statements of this annual report on Form 10-K.

3. Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on March 31, 2009.

FUQI INTERNATIONAL, INC.

By:	/s/ Yu Kwai Chong
Name Yu Kwai Chong
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yu Kwai Chong	Chief Executive Officer and President (Principal Executive Officer)	March 31, 2009
Yu Kwai Chong

/s/ Ching Wan Wong	Chief Financial Officer and Director (Principal Financial Officer and Accounting Officer)	March 31, 2009
Ching Wan Wong

/s/ Lie Xi Zhuang	Chief Operating Officer and Director	March 31, 2009
Lie Xi Zhuang

/s/ Lily Lee Chen	Director	March 31, 2009
Lily Lee Chen

/s/ Eileen B. Brody	Director	March 31, 2009
Eileen B. Brody

/s/ Victor A. Hollander	Director	March 31, 2009
Victor A. Hollander

/s/ Jeff Haiyong Liu	Director	March 31, 2009
Jeff Haiyong Liu

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.16
Lease agreement dated October 10, 2007 for office space in San Jose, California (incorporated by reference from Exhibit 10.16 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2008).

10.17
Lease agreement dated February 20, 2008 for office space in Hong Kong (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2008).

10.18(a)
Asset Purchase Agreement dated April 18, 2008 entered into between the Fuqi International Holdings Co., LTD., Beijing Yinzhong Tianmei Jewelry Co., LTD., Shanghai Tianmei Jewelry Co., LTD., and Chujian Huang (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2008).

10.18(b)
Amendment to Asset Purchase Agreement dated August 7, 2008 entered into between the Fuqi International Holdings Co., LTD., Beijing Yinzhong Tianmei Jewelry Co., LTD., Shanghai Tianmei Jewelry Co., LTD., and Chujian Huang (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

10.19
Intellectual Property Transfer Agreement dated April 18, 2008 entered into between the Registrant, the Fuqi International Holdings Co., LTD., and Chujian Huang (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2008).

10.20
Employment Agreement dated August 7, 2008 by and between the Registrat and Chujian Huang (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

21.1	List of Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10 filed with the Securities and Exchange Commission on December 29, 2006).

23.1	Consent of Stonefield Josephson, Inc.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________
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

FUQI INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fuqi International, Inc.
Shenzhen, China

We have audited the accompanying consolidated balance sheets of Fuqi International, Inc. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and the schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuqi International, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2009 expressed an adverse opinion.

/s/ Stonefield Josephson, Inc.

Wanchai, Hong Kong
March 30, 2009

FUQI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash	$56,569,733	$63,293,653
Restricted cash	-	410,700
Accounts receivable, including amount due from related party of $2,837,907 for 2008 and $0 for 2007, net of allowance for doubtful accounts of $1,620,000 for 2008 and $470,000 for 2007	73,949,200	23,864,141
Value added taxes receivable	2,170,669	2,094,946
Inventories	44,409,645	29,639,236
Prepaid expenses and other current assets	286,405	956,419
Advances to supplier	8,468,971	744,013
Gold future contracts	1,426,236	-
Deferred taxes	142,608	79,402

Total current assets	187,423,467	121,082,510

Property, equipment, and improvements, net	3,400,642	1,495,861
Deposits	104,414	97,706
Goodwill	583,269	-
Acquired intangibles, net	3,197,344	-
Other assets	140,278	38,513

	$194,849,414	$122,714,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$21,944,904	$15,743,504
Line of credit	-	1,369,000
Accounts payable and accrued liabilities	11,969,849	662,662
Other payable, related parties	6,287,102	-
Accrued business tax	541,670	498,792
Customer deposits	14,474,178	5,278,534
Income tax payable	2,802,110	1,902,443
Total current liabilities	58,019,813	25,454,935

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding - 22,005,509 for 2008 and 20,924,843 for 2007	22,006	20,925
Additional paid in capital	82,503,638	77,449,355
Accumulated foreign currency translation adjustments	9,620,524	2,985,035
Retained earnings	44,683,433	16,804,340

Total stockholders' equity	136,829,601	97,259,655

	$194,849,414	$122,714,590

The accompanying notes form an integral part of these consolidated financial statements

FUQI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2008	2007	2006

Net sales:
Wholesale and distribution	$356,471,362	$144,313,478	$92,408,539
Retail	11,134,243	1,245,189	-

	367,605,605	145,558,667	92,408,539

Cost of sales:
Wholesale and distribution	313,645,557	128,110,346	83,618,526
Retail	8,975,792	934,531	-

	322,621,349	129,044,877	83,618,526

Gross profit	44,984,256	16,513,790	8,790,013

Operating expenses:
Selling and marketing	4,909,581	1,105,168	490,191
General and administrative	6,715,682	2,919,140	793,453

Total operating expenses	11,625,263	4,024,308	1,283,644

Income from operations	33,358,993	12,489,482	7,506,369

Other income (expenses):
Interest expense	(1,436,661)	(1,238,505)	(798,868)
Interest income	122,792	166,230	69,628
Change of fair value of inventory loan payable	-	(46,083)	-
Exemption of tax liabilities and estimated penalty payable	-	4,161,533	-
Gain from derivative instrument	2,362,421	79,734	-
Miscellaneous	332,901	573	12,564

Total other income (expenses)	1,381,453	3,123,482	(716,676)

Income before provision for income taxes	34,740,446	15,612,964	6,789,693

Provision for income taxes	6,861,353	2,097,050	995,462

Net income	27,879,093	13,515,914	5,794,231

Other comprehensive income - foreign currency translation adjustments	6,635,489	2,552,910	288,419

Comprehensive income	$34,514,582	$16,068,824	$6,082,650
Earnings per share – basic	$1.32	$0.96	$0.51
Earnings per share – diluted	$1.32	$0.86	$0.50
Weighted average number of common shares - basic	21,142,457	14,105,791	11,260,544
Weighted average number of common shares- diluted	21,142,457	15,627,494	11,631,549

The accompanying notes form an integral part of these consolidated financial statements

FUQI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

	Common Stock		Additional	Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Paid in Capital	Income	Earnings	Equity

Balance, December 31, 2005	11,175,543	$11,176	$7,217,740	$143,706	$233,921	$7,606,543

Reverse acquisition of Fuqi BVI	1,082,081	1,082	(5,610)	-	-	(4,528)

Dividend paid	-	-	-	-	(2,739,726)	(2,739,726)

Foreign currency translation adjustments	-	-	-	288,419	-	288,419

Net income	-	-	-	-	5,794,231	5,794,231

Balance, December 31, 2006	12,257,624	12,258	7,212,130	432,125	3,288,426	10,944,939

Issuance of common stock related to initial public offering, net of financing cost	8,088,888	8,089	66,780,438	-	-	66,788,527

Issuance of common stock for exercise of stock warrants	578,331	578	2,754,931	-	-	2,755,509

Fair value of stock options granted to executives and directors	-	-	701,856	-	-	701,856

Foreign currency translation adjustments	-	-	-	2,552,910	-	2,552,910

Net income	-	-	-	-	13,515,914	13,515,914

Balance, December 31, 2007	20,924,843	20,925	77,449,355	2,985,035	16,804,340	97,259,655

Issuance of common stock on acquisition of a business, net of financing cost	1,080,666	1,081	4,020,079	-	-	4,021,160

Fair value of stock options granted to executives and directors	-	-	1,034,204	-	-	1,034,204

Foreign currency translation adjustments	-	-	-	6,635,489	-	6,635,489

Net income	-	-	-	-	27,879,093	27,879,093

Balance, December 31, 2008	22,005,509	$22,006	$82,503,638	$9,620,524	$44,683,433	$136,829,601

 The accompanying notes form an integral part of these consolidated financial statements

FUQI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Decrease) Increase in Cash

	Years Ended December 31,
	2008	2007	2006
Cash flows provided by operating activities:
Net income	$27,879,093	$13,515,914	$5,794,231
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	622,267	326,784	326,852
Provision for (reversal of provision for) bad debt	1,103,249	251,746	(115,592)
Stock based compensation	1,034,204	701,856	-
Exemption of tax liabilities and estimated penalty payable	-	(4,161,534)	-
Loss on disposal of fixed assets	18,270	-	-

Changes in operating assets and liabilities, net of effects of acquisition in 2008:
Accounts receivable	(48,922,304)	(13,590,622)	(1,958,441)
Value added taxes receivable	1,632,680	(2,153,866)	387,787
Inventories	(3,361,938)	(22,292,543)	(109,243)
Inventory loan receivable	-	-	697,530
Prepaid expenses and other current assets	47,678	(809,178)	(24,903)
Advance to supplier	(7,632,120)	(744,013)	-
Gold future contracts	(1,407,762)	-	-
Deposits - short term	-	757,875	(376,932)
Deposits related to borrowing on notes payable / long term debt	-	-	(8,004)
Deferred taxes	(57,006)	(46,395)	(5,654)
Other assets	(78,950)	4,215	(35,504)
Accounts payable and accrued liabilities	10,766,389	906,006	257,800
Other payable, related parties	919,555	-	-
Customer deposits	8,718,812	3,811,563	(1,614,529)
Income tax payable	759,131	1,785,619	821,571
Net cash (used for) provided by operating activities	(7,958,752)	(21,736,573)	4,036,969

Cash flows provided by (used for) investing activities:
Purchase of property, equipment and improvements	(1,023,758)	(373,080)	(31,873)
Disbursements on loans to stockholder	-	-	(51,529,693)
Proceeds from collections on loans to stockholder	-	-	58,409,847
Business acquisition	(6,498,195)	-	-
Decrease (Increase) in restricted cash	433,213	(395,413)	2,764,166
Net cash (used for) provided by investing activities	(7,088,740)	(768,493)	9,612,447

FUQI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash - continued

	Year Ended December 31,
	2008	2007	2006
Cash flows provided by (used for) financing activities:
Proceeds from short-term borrowing	$3,610,109	$1,977,066	$-
Advance from a related party	953,069	-	-
Proceeds from exercise of warrants, net of financing cost	-	2,755,509	-
Reverse acquisition of Fuqi BVI	-	-	(4,528)
Repayment to a related party	-	-	(1,005,151)
Issuance of common stock related initial public offering, net of financing cost	-	66,788,527	-
Proceeds from loans borrowed from stockholder	-	203,506	23,545,485
Repayments to loans payable to stockholder	-	(642,295)	(23,130,562)
Net cash provided by (used for) financing activities	4,563,178	71,082,313	(594,756)

Effect of exchange rate changes on cash	3,760,394	1,361,425	228,842

Net (decrease) increase in cash	(6,723,920)	49,938,672	13,283,502

Cash, beginning of year	63,293,653	13,354,981	71,479

Cash, end of year	$56,569,733	$63,293,653	$13,354,981

Supplemental disclosure of cash flow information:

Interest paid	$1,388,040	$1,210,667	$786,941

Income taxes paid	$6,157,628	$357,826	$71,479

Non-cash activities:

Issuance of common stock for the acquisition of Temix acquisition	$4,021,160	$-	$-

Non monetary exchanges related to certain retail sales	$1,107,680	$-	$-

Transfer of acquisition deposit as a payment of the purchase price of business acquisition	$722,022	$-	$-

Decrease in due from stockholder for dividend declared and paid	$-	$-	$2,739,726

 The accompanying notes form an integral part of these consolidated financial statements

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies:

Organization, Nature of Business and Basis of Presentation

Fuqi International, Inc. (“Fuqi” or “the Company”) operates through its wholly-owned subsidiary Fuqi International Holdings Co., Ltd., a British Virgin Islands corporation (“Fuqi BVI”) and its wholly-owned subsidiary, Shenzhen Fuqi Jewelry Co., Ltd., (“Shenzhen Fuqi”) a company established under the laws of the People’s Republic of China.

On November 20, 2006, Fuqi BVI entered into a share exchange agreement with VT Marketing Services, Inc. (“VT”) and Mr. Yu Kwai Chong, who is the Company’s current Chief Executive Officer and Chairman of the Board of the Directors, to effect a reverse merger transaction (the “Reverse Merger”). Pursuant to the Reverse Merger, Mr. Chong, as the sole shareholder of Fuqi BVI, agreed to exchange all of his shares of Fuqi BVI for shares of VT and VT agreed to acquire all of the issued and outstanding capital stock of Fuqi BVI. VT was formed as part of the implementation of the Chapter 11 reorganization plan (the “Visitalk Plan”) of visitalk.com, Inc., which became effective on September 17, 2004. The Reverse Merger closed on November 22, 2006 and VT issued an aggregate of 11,175,543 shares of common stock in exchange for all of the issued and outstanding securities of Fuqi BVI. Upon the close of the Reverse Merger, VT became the 100% parent of Fuqi BVI and assumed the operations of Fuqi BVI and its subsidiary as its sole business. On November 8, 2006, VT reincorporated from Arizona to Nevada and on December 8, 2006, after the Reverse Merger, VT reincorporated from the Nevada to Delaware and changed its corporate name from “VT Marketing Services, Inc.” to “Fuqi International, Inc.” The transactions contemplated by the Reverse Merger were intended to be a “tax-free” transaction pursuant to the provisions of Section 351 of the Internal Revenue Code of 1986, as amended.

For financial accounting purposes, the Reverse Merger was treated as a reverse acquisition by Fuqi BVI, under the purchase method of accounting, and was treated as a recapitalization with Fuqi BVI as the accounting acquirer. Accordingly, the Company’s historical financial statements have been prepared to give retroactive effect to the reverse acquisition completed on November 22, 2006, and represent the operations of Fuqi BVI and its wholly-owned subsidiary, Shenzhen Fuqi.

The Company operates in two divisions: (i) wholesale of jewelry products and (ii) retail jewelry products. The wholesale division is responsible for designing, manufacturing, selling and marketing its products to other wholesalers and distributors. Since May 2007, the Company has been expanding its retail jewelry strategy. This retail strategy focuses on customer segmentation with emphasis on expansion of its product range to meet differing customer requirements in the various regions.  In 2007, the Company formally started operating retail jewelry counters under the brand name of “FUQI,” which is targeted to a broad group of middle class consumers that purchase more traditional gold and platinum jewelry and jewelry gift items. In August 2008, the Company acquired Temix, a jewelry retail chain with 50 jewelry counters and shops offering high quality diamond products, located in Beijing and Shanghai.  As of December 31, 2008, the Company had 69 jewelry retail counters and stores in China.

Consolidation Policy

The consolidated financial statements include the consolidated financial statements of Fuqi International and its wholly owned subsidiaries, Fuqi BVI and Shenzhen Fuqi. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies: (continued)

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

Operating Costs

Selling and marketing expenses include salaries and employee benefits, advertising, travel and entertainment, insurance, amortization of cost for operation rights acquired, business taxes and occupancy costs at department stores.

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

Revenue Recognition

Wholesale revenue is recognized upon delivery and acceptance of jewelry products by the customers while retail revenue is recognized upon receipts and acceptance of jewelry products by the customers, provided that the other conditions of sales, as established by the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, are satisfied:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred, upon shipment when title passes, or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectibitliy is reasonably assured.

Value Added Taxes represent amounts collected on behalf of specific regulatory agencies that require remittance by a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. In compliance with the Emerging Issues Task Force consensus on issue number 06-03 (EITF 06-03), the Company accounts for value added taxes on a net basis.

Currency Reporting

The Company’s operations in China use the local currency - Renminbi (“RMB”) as their functional currency whereas amounts reported in the accompanying consolidated financial statements and disclosures are stated in United States Dollars, the reporting currency of the Company, unless stated otherwise. As such, the consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of December 31, 2008 and 2007 and the consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies: (continued)

Basic and Diluted Earnings Per Share

The basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similarly to basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In accordance with the Visitalk Plan (See Note 12), the Company issued six series of common stock purchase warrants allowing holders to purchase additional shares of common stock (“Plan Warrants”). The Company delivered a notice of redemption to the warrant holders in May 2007, and all of the warrants were either exercised or redeemed and cancelled in June 2007.  As of December 31, 2008 and 2007, the Company did not have any common stock equivalents that were issuable upon the exercise of the plan warrants. Contingency shares of 540,333 issued and held in the escrow were excluded from the calculations as the contingency has not yet been resolved as of December 31, 2008. As of December 31, 2008 and 2007, the Company had common stock equivalents of 1,441,776 and 1,320,000, respectively, upon the exercise of the stock options which were excluded from the computation of diluted earnings per share as their effect is not dilutive. The computation of dilutive potential common shares for the periods is shown as follows:

	December 31,
	2008	2007	2006

Basic weighted average shares	21,142,457	14,105,791	11,260,544
Effect of dilutive securities	-	1,521,703	370,915
Dilutive potential common shares	21,142,457	15,627,494	11,631,459

Share-Based Payment

In accordance with SFAS No. 123R, “Share-based Payment: An amendment of FASB Statement No. 123” (“SFAS 123R”), effective January 1, 2006, the Company is required to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS123R. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company did not issue any stock options in 2006 and had no outstanding options as of December 31, 2006. On October 26, 2007, the Company granted options to purchase a total of 1,320,000 shares of its common stock to two executives and four directors. The Company expected these options to be fully vested and therefore did not account for any forfeiture as the vesting periods of these options are relatively short. The Company uses the Black-Scholes option-pricing model to value stock option awards and expensed the stock-based compensation based on the vesting periods.

The fair value of these options was calculated using the following assumptions: (1) risk-free interest rates of 3.8% to 4.0%, (2) an expected life of one to two years, (3) expected volatility of 28%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. Because there was no public market or trading history at the time of the grant in October 2007 and in accordance with SFAS 123R, the Company computed the expected volatility based on the average historical volatilities of entities in the similar industries and sizes. For the years ended December 31, 2008 and 2007, approximately $594,000 and $702,000, respectively, were expensed related to the grant of these options.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies: (continued)

Share-Based Payment (continued)

On December 31, 2008, in accordance with a year end performance condition in the Employment Agreements of three executive officers, $440,000 in value of share options were granted.  The value was determined based on a certain percentage of the Company’s annual income before taxes not to exceed an aggregate value of $440,000.   Options to purchase totaling 121,776 shares were granted to these three executive officers on December 31, 2008.  The number of options granted was computed based on the aggregate value of $440,000 dividing by the fair value of each option measured on December 31, 2008 using the Black-Scholes option pricing model.   The Company expensed the full amount during the year ended December 31, 2008.

The fair value of these options was calculated using the following assumptions: (1) risk-free interest rates of 1.55%, (2) an expected life of five years, (3) expected volatility of 71%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. For the year ended December 31, 2008, approximately $440,000 was expensed related to the grant of these options.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash

For purposes of the consolidated statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company had no cash equivalents at December 31, 2008 and 2007. As of December 31, 2008 and 2007, majority of the cash, including restricted cash, were in RMB dollars maintained by the PRC financial institutions under the Company’s wholly PRC subsidiary, Shenzhen Fuqi. Cash remittance in or out of PRC are subject to PRC foreign exchange control regulations pursuant to which PRC government approval is required for Shenzhen Fuqi to receive funds from or distribute funds to outside PRC.

Restricted Cash

As of December 31, 2008 and 2007, the Company was required to maintain a fixed deposit of $0 and $410,700 respectively as a condition to borrow under a bank loan agreement. The amount was classified as restricted cash as of December 31, 2008 and 2007.

Fair Value and Fair Value Disclosures of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies: (continued)

Fair Value and Fair Value Disclosures of Financial Instruments (continued)

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, value added taxes receivable, inventories, notes payable, accounts payable and accrued expenses, other payable, accrued business tax, customer deposits, and income tax payable at December 31, 2008 and 2007 approximate fair value. The fair value of the gold future contracts was measured based on the quoted market prices for gold as of December 31, 2008.

Comprehensive Income

Statement on Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2008, 2007, and 2006, other comprehensive income includes foreign currency translation adjustments.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims assessments and litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of assessment can be realized. In the opinion of management, after consultation with legal counsel, there are no claims assessments and litigation against the Company.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $1,620,000 and $470,000 at December 31, 2008 and 2007, respectively.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies: (continued)

Provision for Returns

The Company does not grant any rights of returns for its wholesale customers unless the products are found defective.  The Company has not experienced any significant amounts of returns since the inceptions of its operations.

The Company grants rights of return to its retail customers.  The Company performed an analysis to estimate the amounts of subsequent returns after the year end and found that the total amount of returns was insignificant to the consolidated financial statements.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable from jewelry retailers and distributors located throughout China. The credit risk in the Company’s accounts receivable is mitigated by the fact that the Company performs ongoing credit evaluations of its customers’ financial condition and that accounts receivable are primarily derived from large credit-worthy companies throughout the PRC. In addition, the Company has a diversified customer base. Historically, the Company has not experienced significant losses related to trade receivables. Generally, no collateral is required.

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

The Company entered into certain gold future contracts with its supplier, Shanghai Gold Exchange. Gold futures offered by Shanghai Gold Exchange are designed for full members to hedge or to acquire inventory at a preset price. The Company utilized these future contracts to manage its consolidated exposure to changes in inventory values due to fluctuations in market prices and is not considered as hedges. The Company’s gold futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized as non-operating income in the consolidated statements of income.

Major Customer

During the year ended December 31, 2008, the Company did not have any customers generating over 10% of the Company’s total net sales. During the year ended December 31, 2007, 10% of the Company sales were generated from one customer, which had an outstanding sales deposit of $342,666 as of December 31, 2007. During the year ended December 31, 2006, 9% of the Company sales were generated from one customer. Accounts receivable from this customer totaled $2,234,959, which represented 22% of the total accounts receivable as of December 31, 2006.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies: (continued)

Major Supplier

Under PRC law, supply of precious metals such as platinum, gold, and silver are highly regulated under certain government agencies. The Shanghai Gold Exchange is the Company’s primary source of supply for its raw materials, which consist of precious metals. The Company is required to obtain several memberships and approval certificates from these government agencies in order to continue to do business involving precious metals. The Company may be required to renew such memberships and to obtain approval certificates periodically. If the Company is unable to renew these periodic membership or approval certificates, it could materially affect the Company’s business operations. The Company was in good standing with these agencies as of December 31, 2008 and 2007.  The Company purchased approximately 95%, 100%, and 100% of its inventories from Shanghai Gold Exchange, for the years ended December 31, 2008, 2007 and 2006.

Subsequent to the acquisition of Temix, the Company also purchases materials from other vendors for finished goods sold at the Temix retail counters.

Inventories

Inventories consist of raw material, direct labor and manufacturing overhead costs.  Inventories are primarily comprised of precious metals stated at the lower of cost or market and include raw materials, work in process, and finished goods. The first-in-first-out method is used to account for gold and platinum jewelries and the specific identification method for diamond jewelries.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method based on the estimated useful life as follows:

Production equipment	5 years
Furniture and fixtures	5 years
Computer hardware and software	3 - 5 years
Automobiles	4 - 5 years
Leasehold improvement	2 - 5 years
Building	20 years

Goodwill

Goodwill was acquired through the purchase transaction of Temix.  The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. . The Company’s evaluation of goodwill completed during 2008 resulted in no impairment losses.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies: (continued)

Other Intangible Assets

Other acquired intangible assets with definite lives are amortized on a straight-line basis over their expected economic useful lives. Other acquired intangible assets with definite lives include non-compete agreement and strategic alliance agreement. Trade names are the intangible asset with indefinite useful lives. For intangible assets with definite lives, the Company periodically estimates future undiscounted cash flows to be derived from an intangible asset with definite life to determine whether a potential impairment exists when events or circumstances indicate the carrying value of an intangible asset with definite life may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment loss as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. For intangible assets with indefinite lives, the Company performs its test annually or more frequently if events or changes in circumstances indicate that the asset might be impaired using a one-step (fair value to carrying value) test. The Company recognized no impairment loss on intangible assets in 2008.

The estimated economic useful lives of acquired intangible assets are as follows:

Non-compete agreement	3 years
Strategic Alliance Agreement	2 years

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and for which the life can be determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related assets or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of asset less disposal costs. The Company determined that there was no impairment of long-lived assets as of December 31, 2008 and 2007.

Operating Leases

The Company enters into operating leases for its retail locations. Other than the five retail shops which a monthly fixed rate of lease amount is charged, all store lease agreements are provided with contingent rent provisions based on a percentage of sales generated in the jewelry counters within department stores. Majority of the Company’s lease agreements include renewal periods at its option. Lease expenses are recorded in selling and marketing expenses in the Company’s consolidated statements of income.

Non-monetary (Barter) Exchanges

Barter exchanges are incurred when retail customers trade-in their jewelries to obtain barter credits that can be used in lieu of cash to buy jewelry products in the Company’s retail counters. In accordance with APB 29 paragraph 20, as amended by SFAS 153, as the fair value of the customers’ jewelry is not determinable, the transaction was valued at the non-monetary asset relinquished in barter credits. These transactions have not had significant impact to the Company’s consolidated financial position, results of operations, or cash flows.

Advertising

The Company expenses advertising costs when incurred. The Company incurred approximately $166,000, $177,000, and $33,000 of advertising expense for the years ended December 31, 2008, 2007, and 2006, respectively.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies: (continued)

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

 New Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. The Company does not expect the adoption of SFAS 157 for nonfinancial assets and liabilities will have a significant effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141, Business Combinations: (Revised 2007) (“SFAS 141R”). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer to recognize any assets and noncontrolling interest acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141’s cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS 5, Accounting for Contingencies, in which case no amount should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is in the process of assessing the potential impact the adoption of SFAS 141R may have on its consolidated financial position or results of operations.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies: (continued)

New Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is in the process of assessing the potential impact the adoption of SFAS 160 may have on its consolidated financial position or results of operations.

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

In April 2008, the FASB issued FASB Staff Position FAS142-3: Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The Company is in the process of assessing the potential impact the adoption of FSP 142-3 may have on its consolidated financial position or results of operations.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain nonforfeitable rights to dividends or dividend equivalents. The FSP is effective for fiscal years beginning after December 31, 2008 and early application is prohibited. The Company is in the process of assessing the potential impact the adoption of FSP 03-6-1 may have on its consolidated financial position or results of operations.

At a November 24, 2008 meeting, the FASB ratified the consensus reached by the Task Force in Issue No. 08-6: Equity Method Investment Accounting Considerations (“EITF 08-6”). Because of the significant changes to the guidance on subsidiary acquisitions and subsidiary equity transactions and the increased use of fair value measurements as a result of Statements 141(R) and 160, questions have arisen regarding the application of that accounting guidance to equity method investments. EITF 08-6 provides guidance for entities that acquire or hold investments accounted for under the equity method. This issue is effective for transactions occurring in fiscal years and interim periods beginning on or after December 15, 2008. Early adoption is not permitted. The Company is in the process of assessing the potential impact the adoption of EITF 08-6 may have on its consolidated financial position or results of operations.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies: (continued)

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to conform to the 2008 presentation.

(2)	Acquisition of Temix:

On August 7, 2008, the Company closed the asset acquisition of Shanghai Tian Mei Jewelry Co. Ltd. and Beijing Yinzhong Tian Mei Jewelry Co. Ltd. (collectively referred to as “Temix” or the “Temix Companies”) pursuant to Asset Purchase Agreement (the “Asset Purchase Agreement”) entered into on April 18, 2008 by and between the Company, the Temix Companies and Mr. Chujian Huang, as the principal of the Temix Companies. The Temix Companies are a branded jewelry store chain with 50 outlets located primarily in the Beijing and Shanghai regions. The acquisition of the Temix Companies includes obtaining all of the Temix Companies’ stores, counters, leases, registered trade name, exchange membership, fixed assets, and inventories. The products sold in these outlets are primarily diamond and gemstone jewelry, including ruby, jade, and karat gold. According to the terms of the Asset Purchase Agreement, the Company, through its wholly-owned subsidiary, acquired substantially all of the assets of the Temix Companies for an aggregate purchase price of approximately $11.7 million (RMB80,000,000), including transaction costs of approximately $31,251, and 20% of this amount will be remitted six months after the closing date of this transaction, subject to the Company’s review and verification of the inventory and any uncovered inventory defects.   As of December 31, 2008, the Company paid a total of $7.3 million (approximately 62.4% of the purchase price).  The Company negotiated with Mr. Chujian Huang to extend the due date for the remaining payments due to additional time needed to examine the acquired inventories.  On March 21, 2009, the Company had a verbal agreement with Mr. Huang to extend the due date of the remaining payments until a future date to be determined at a later time. Based on the Company's evaluation, the Company did not expect any adjustment to the inventory value. The outstanding payable due to Mr. Chujian Huang in the amount of approximately $4.4 million was included in other payable, related parties as of December 31, 2008.

On August 7, 2008, and as a part of the acquisition of Temix, the Company acquired all of the intellectual property rights related to the business of the Temix Companies pursuant to the Intellectual Property Transfer Agreement (“IP Transfer Agreement”), which was entered into on April 18, 2008 by the Company’s wholly-owned subsidiary and Mr. Huang. Pursuant to the IP Transfer Agreement, Mr. Huang received 540,333 shares of the Company’s common stock at closing and another 540,333 shares is being placed into an escrow account for the two-year period following the closing and will only be transferred to Mr. Huang if the business of the Temix Companies meets certain performance targets as set forth in the IP Transfer Agreement. The value of the 540,333 shares was determined based on the average market prices of the Company’s common stock during the two day-period before and after the terms of the acquisitions were agreed on and announced on April 18, 2008. The value of the shares held in escrow was not included in computing the purchase price until the contingency is resolved. The purchase price will be adjusted for the fair value of contingency shares when the contingency is resolved and such additional shares become distributable.

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

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Acquisition of Temix: (continued)

The Company’s purpose of the acquisition is to complement and diversify its existing business and provide the opportunity to expose its retail presence in the first-tier cities in China. The operating results of Temix have been included as part of the Company’s retail segment since the date of acquisition.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the initial purchase price of $15.7 million to the tangible assets and intangible assets acquired based on their estimated fair values. The purchase price does not include the contingent escrow amount described above.

The excess of initial purchase price over the preliminary estimated fair value of net tangible and intangibles acquired was recorded as goodwill and is attributable to the retail segment. Other acquired intangibles will be amortized over a straight line basis based on the estimated useful lives. The amounts recognized and their respective lives are shown in the following table.

Identifiable Intangible Asset	Value	Estimated Useful Lives
Trade names	$2,952,820	Indefinite
Non-compete agreement	123,318	3 years
Strategic Alliance Agreement	174,538	2 years

Total	$3,250,676

The following table is a condensed consolidated balance sheet based on the current assessment of fair values of the assets acquired as of August 7, 2008 and the components of purchase price.

Inventories	$9,301,866
Value added taxes receivable	1,576,415
Property and equipment	1,006,854
Intangible assets	3,250,676
Goodwill	583,269

Total assets acquired	$15,719,080

Cash	$11,697,920
Stock	4,021,160

Total purchase price	$15,719,080

The fair values of the intangible assets were determined using the Income Approach-“Discounted Cash Flow Method” and “Relief from Royalty Method”. In performing the purchase price allocation, the Company considered, among other factors, forecast financial performance of acquired business, market performance, and market potentials of acquired business in China. The acquired goodwill is not deductible for tax purposes.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Acquisition of Temix: (continued)

The following unaudited pro forma combined results of operations of the Company assume that the Temix acquisition was completed as of the beginning of periods presented below.

	Year ended December 31,
	2008	2007	2006

Net sales	$374,912,544	$155,472,060	$101,028,491
Income from operations	33,742,784	12,642,1460	7,410,384
Net income	28,291,515	13,595,108	5,898,333
Earnings per share - basic	$1.34	$0.93	$0.50
Earnings per share - diluted	$1.34	$0.84	$0.48

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

(3) Inventories:

A summary of inventory is as follows:

	December 31,
	2008	2007

Raw Materials	$2,438,800	$61,570
Work in progress	12,710,735	12,588,152
Finished goods	7,781,159	13,732,098
Merchandise - retail	21,478,951	3,257,416
	$44,409,645	$29,639,236

Inventories are stated at the lower of cost or market. The first-in-first-out method is used to account for gold and platinum jewelries and the specific identification method for diamond jewelries.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Property, Plant and Equipment:

A summary of property, plant and equipment is as follows:

	December 31,
	2008	2007

Production equipment	$1,578,682	$1,108,045
Computer hardware and software	255,376	52,697
Furniture and fixtures	220,441	114,403
Automobiles	637,137	486,539
Leasehold improvement	1,964,445	448,000
Building	622,906	582,886
	5,278,987	2,792,570
Less accumulated depreciation and amortization	1,878,345	1,296,709
	$3,400,642	$1,495,861

Depreciation and amortization expense for property, equipment, and improvements amounted to approximately $577,000, $327,000, and $327,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

(5) Acquired Intangible Assets:

  Acquired intangible assets, net consisted of the following:

	December 31,
	2008	2007

Trade names	$2,952,820	$-
Non-compete agreement	123,318	-
Strategic alliance agreement	174,538	-
Total	$3,250,676	$-
Less: accumulated amortization	(53,332)	-
Acquired intangible assets, net	$3,197,344	$-

Amortization expenses for the years ended December 31, 2008, 2007, and 2006 were approximately $53,000, nil and nil, respectively.

Amortization expense is estimated to be $128,375 in 2009, $92,013 in 2010, and $24,136 in 2011 and the weighted average amortization lives are approximately 2.26 years.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Retail Operation Lease Agreements:

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

On October 28, 2007, due to the operation rights not being properly transferred from the Transferor to the Company within a reasonable period of time, the Company entered into a cancellation agreement with the Transferor to terminate the transfer transaction effective November 30, 2007. Pursuant to the cancellation agreement, the Company was not obligated to pay the transfer fee of $400,000. All the inventory remained in the five counter stores at the last day of the operation was sold to the Transferor based on the pre-determined price. As of December 31, 2008 and 2007, the outstanding balance due to the Transferor was approximately $0 and $204,000, respectively.

In November 2007, the Company entered into operating agreements to operate retail jewelry counters at two department stores located in Shenyang region. Both of the agreements had a term of one year and expired in November 2008. The Company renewed one of the agreements which has a term of two year and expires in November 2010.  In accordance to the terms of this agreement, the Company pays the department stores a commission fee ranging 4.5% to 8% based on types of jewelry sales generated in these jewelry counters. Fees paid to the two department stores totaled $200,089 and $20,669 in 2008 and 2007, respectively and are included in selling and marketing expenses in 2008 and 2007. Fuqi recognizes revenues when the titles of the merchandises are transferred to the ultimate consumers. Fuqi determines the product pricing, provides staff training at the counters, controls merchandising and display at the counters, manages inventory, and controls and pays for all the advertising and marketing campaign with respect to Fuqi merchandise. Sales generated from these two retail counters totaled $3,307,000 and $308,000 for the year ended December 31, 2008 and 2007, respectively.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Retail Operation Lease Agreements: (continued)

For the year ended December 31, 2008, the Company opened a total of sixteen new retail counters, respectively of which thirteen of the counters are under the FUQI brand and the other three counters are under the Temix brand. Including the retail counters and shops acquired through the Temix acquisition, the Company had a total of 62 jewelry counters and 7 jewelry shops located in Beijing, Shanghai, and other PRC regions. A summary of retail presences as of December 31, 2008 is summarized as follows:

Brand		Counters	Shops	Total
FUQI	Beijing	5	0	5
	Shenyang	6	0	6
	Dailian	2	0	2
	Haerbin, Jilin	1	0	1
	Xinxiang, Henan	2	0	2
	Shunyang, Henan	1	0	1
	Shandong	1	0	1
	Yancheng, Jiangsu	1	0	1
		19	0	19
TEMIX	Beijing	23	0	23
	Shanghai	20	7	27
		43	7	50

		62	7	69

The retail counters and shops are operating under operating leases with a term in a range of 6 months to 1 year with an option of extensions. A majority of the leases require payment of contingent rent based on a percentage of store sales. The leasing agreements for five of the retail shops provide for the payment of fees under a fixed rate rent in a range of $826 to $21,740. Fees paid to the department stores and shopping malls totaling $1,362,277, $269,189 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively, are included in selling and marketing expenses.

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

 (7) Line of Credit:

In February 2007, the Company entered into a facility line of credit with a bank. Under the terms of the agreement, the Company can borrow a maximum amount of $2,053,501 (RMB 15,000,000) and each of the borrowings cannot be less than $136,900 and have a maturity of less than 90 days. This facility line of credit expires in February 2012 and is secured by an affiliated company and certain real properties owned by an affiliated company. Interest is charged at 1.2 times the bank’s prime rate (7.776% at December 31, 2007). The facility line of credit agreement has certain conditions for the Company to fulfill prior to the withdrawals and to continue to borrow from the bank, including execution of the fixed deposit agreement and maintaining approximately $684,500 (RMB 5,000,000) in fixed deposit with this bank. During 2007, the bank has allowed the Company to draw on the line of credit without fulfilling these conditions. The facility line of credit agreement also has certain restrictions and covenants with which the Company must comply during the terms of the agreement. In January 2008, the facility line of credit agreement was amended under which the maximum borrowing amount was decreased to $1,369,000 (RMB10,000,000) and  the requirement of fixed deposit amounted of $684,500 was removed. Outstanding balance for this line was $0 and $1,369,000 as of December 31, 2008 and 2007, respectively. The facility line of credit agreement was fully repaid and not renewed in 2008.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Notes Payable:

As of December 31, 2008 and 2007, outstanding notes payable to the bank consisted of loan agreements that are covered by a Maximum Banking Facility Agreement dated August 24, 2006 which was renewed on September 27 2007 and December 17, 2008 with the Agricultural Bank of China. Under the agreement, the maximum facility amount, which was $14,629,936 and $13,690,000 (RMB100,000,000) at December 31, 2008 and 2007, respectively, is secured by the Company’s inventories. The agreement has certain restrictions and covenants, including restriction on dividend payment. The Company has been in compliance with these restrictions and covenants since the execution of the agreement. As of December 31, 2008 and 2007, the Company had outstanding loan balances with this bank totaling $14,629,936 and $13,690,000, respectively.

In January 2007, the Company entered into a note payable with Construction Bank in the amount of $2,053,501 (RMB15,000,000) that bears interest at 1.1 times of prime rate. As of December 31, 2007, the outstanding balance of the loan was $2,053,501 which was fully repaid in January 2008 and was not renewed.

In June 2008, the Company entered into a Maximum Banking Facility Agreement with the Shenzhen Development Bank that provides for a maximum borrowing of up to $7,314,968 (RMB 50,000,000). This facility has a term of one year and expires in June 2009 and is secured by certain real properties owned by an affiliated company. Interest is charged at the bank’s prime rate. A portion of the loan proceeds were used to repay the facility line of credit with another bank executed in February 2007. As of December 31, 2008, the outstanding balance was $7,314,968.

	December 31,
	2008		2007

A note payable with interest at a rate of 6.732%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2008 and was repaid.	$	－	$1,848,150

A note payable with interest at a rate of 6.732%, guaranteed by affiliated companies, matured in January 2008 and was repaid.		－	2,053,501

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in February 2008 and was repaid.		－	1,026,750

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in February 2008 and was repaid.		－	889,850

A note payable with interest at a rate of 6.030%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2008 and was repaid.		－	1,369,000

A note payable with interest at a rate of 6.030%, secured by the Company’s inventories and certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in February 2008 and was repaid.		－	2,121,951

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories and guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in October 2008 and was repaid.		－	1,369,000

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Notes Payable: (continued)

	December 31,
	2008		2007

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in May 2008 and was repaid.	$	－	$958,300

A note payable with interest at a rate of 8.019%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in June 2008 and was repaid.		－	1,369,000

A note payable with interest at a rate of 7.29%, secured by the Company’s inventories, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in July 2008 and was repaid.		－	2,738,002

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2009.		1,024,096	－

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2009.		1,462,994	－

A note payable with interest at a rate of 6.831%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2009.		1,462,994	－

A note payable with interest at a rate of 6.831%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2009.		2,267,640	－

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2009 and was repaid.		1,975,041	－

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2009.		2,925,987	－

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2009 and was repaid.		1,462,994	－

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2009 and was repaid.		2,048,190	－

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Notes Payable: (continued)

	December 31,
	2008	2007

A note payable with interest at a rate of 5.04%, secured by certain real properties owned by an affiliate, matures in June 2009.	$3,364,885	$-

A note payable with interest at a rate of 4.86%, secured by certain real properties owned by an affiliate, matures in June 2009.	3,950,083	-

	$21,944,904	$15,743,504

 (9)  Gold Futures Contracts:

In 2008, the Company entered into certain gold futures contracts with its supplier, Shanghai Gold Exchange. Gold futures offered by Shanghai Gold Exchange are designed for full members to hedge or to acquire inventory at a preset price. The futures contract arrangements include purchase call and/or put options. The Company utilized these futures contracts to manage its consolidated exposure to changes in inventory values due to fluctuations in market prices and is not considered as hedges under SFAS 133. The Company’s gold futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings. For the year ended December 31, 2008, a total of 5.3 tons of gold and platinum were purchased under the gold futures contract arrangements which represented approximately 42% of the Company’s total purchases during the year. A substantial majority of these purchases were settled during the year and a total gain of approximately $2,362,421 was recognized as non-operating income in the consolidated statements of income for the year ended December 31, 2008.

 (10)  Fair Value Measurement:

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

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (10)  Fair Value Measurement: (continued)

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Assets

Derivative financial instruments	$—	$1,426,236	$—
Liabilities:	$—	$—	$—

The Company’s derivative financial instruments are gold future contracts based on gold price rates, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a Level 2 input. Unrealized gain of these gold future contracts at December 31, 2008 was immaterial to the consolidated financial statements.

(11) Related-Party Transactions:

For the year ended December 31, 2008, approximately $357,000 of operating expenditure, respectively, including wages and benefits of production workers and material tools and supplies was paid by the Company’s affiliate, Rong Xing Company Limited, on behalf of the Company. The Company repaid the full outstanding amount as of December 31, 2008.

For the year ended December 31, 2008, Rong Xing Company advanced an interest-free loan of $965,576 to the Company for short term financing purpose.  Such amount was outstanding as of December 31, 2008.

For the year ended December 31, 2008, due to certain legal titles of the retail counters have not yet been transferred to Shenzhen Fuqi, Mr. Chujian Huang, collected a total of $2,837,907 from the shopping malls on behalf of the Company which was classified as account receivable from related party at December 31, 2008.  For the year ended December 31, 2008, Mr. Chujian Huang also paid certain expenses for operating the retail counters totaling $1,002,875 which was classified as part of other payable, related party at December 31, 2008.

The Company earned certain cash revenues from its customers that were subsequently collected by its controlling stockholder. Total cash revenues amounted to $0, $0, and $5,896,354 and the amounts collected by its controlling stockholder totaled $0, $0, and $3,018,144 respectively, for the years ended December 31, 2008, 2007, and 2006. Beginning December 2006, this stockholder is no longer collecting cash revenue on behalf of the Company and all the cash revenues are deposited through the Company’s bank accounts.

The Company’s controlling stockholder borrowed from the Company on a non-interest bearing and frequent basis since the inception of its operations. Since the end of 2006 and during 2007, the Company discontinued such practice and the receivable balance due from the controlling stockholder was repaid to the Company in full. For the years ended 31 December 2008, 2007, and 2006, the Company loaned an aggregate amount of $0, $0, and $51,529,693 to the controlling stockholder, and collected $0, $0, and $58,409,847, respectively. As at December 31, 2008 and 2007, there was no outstanding balance due from the controlling stockholder.

The Company borrowed from its controlling stockholder at a non-interest bearing basis to satisfy the Company’s short term capital needs since the inception of its operations. The Company borrowed $0, $203,506, and $23,545,485, from the controlling stockholder and repaid $0, $642,295, and $23,130,562 during the years ended December 31, 2008, 2007, and 2006. Outstanding loan payable to the controlling stockholder was nil as of December 31, 2008 and 2007.

The Company declared and paid dividends to its controlling stockholder, prior to the closing of the Share Exchange Agreement and Reverse Split, totaling $0, $0, and $2,739,726 for the years ended December 31, 2008, 2007, and 2006 which offset the amounts due from this stockholder.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Stockholders’ Equity:

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

On October 23, 2007, the Company publicly offered 7,033,816 shares of the Company’s common stock at $9.00 per share. On October 25, 2007, the Company’s underwriters elected to fully exercise their over-allotment option to purchase an additional 1,055,072 shares of the Company’s common stock. In total, including the over-allotment shares, the Company sold 8,088,888 shares of the Company's common stock at $9.00 per share. The shares offered were listed and traded on the NASDAQ Global Market under the ticker symbol “FUQI”. After underwriting discounts and commissions and estimated offering costs, the Company received net proceeds of approximately $67.0 million

In August 2008, the Company completed the acquisition of the Temix Companies. As stipulated in the IP Transfer Agreement (Note 2) entered into with Mr. Huang, the Company issued 1,080,666 shares of Company common stock to acquire all of the intellectual property rights related to the business of Temix Companies. One-half of the shares issued, 540,333 shares, are to be held in escrow over a two-year period and will be released when certain performance targets are met.

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

On October 22, 2007, the Company’s Board of Directors adopted the 2007 Plan and the Company received the written consent of the holders of a majority of its outstanding common stock authorizing the 2007 Plan, which permits the grant of share options and shares for up to 2,366,864. Immediately prior to the adoption of the 2007 Plan, the Company cancelled and terminated its 2006 Equity Incentive Plan (”2006 Plan''). There were no options or other securities outstanding under the 2006 Plan at the time of termination and no future grants or issuance of securities may be made under the 2006 Plan.

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

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Stockholders’ Equity: (continued)

(b) Stock Options (continued)

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

Options granted for 2007 were valued in accordance with SFAS 123R. The fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 3.8% - 4.0%, (2) an expected life of 1 to 2 years, (3) expected volatility of 28%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. The Company amortized $594,204 and $701,856, respectively, for the year ended December 31, 2008 and 2007.

The Company entered into employment agreements with three of its executive officers in August 2007 pursuant to which it agreed to grant stock options to acquire shares of the Company’s common stock with a value equal to certain percentage of the Company’s annual income before income taxes not to exceed an aggregate value of $440,000. Options to purchase totaling 121,776 shares were granted to these three executive officers on December 31, 2008.  The number of options granted was computed based on the aggregate value of $440,000 dividing by the fair value of each option measured on December 31, 2008 using the Black-Scholes option pricing model.

The fair value of these options was calculated using the following assumptions: (1) risk-free interest rates of 1.55%, (2) an expected life of five years, (3) expected volatility of 71%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. For the year ended December 31, 2008, $440,000 was expensed related to the grant of these options.

The dividend yield is 0.0% since there is no history of paying dividends and the Company currently does not have plan to do so. Because there was no public market or trading history at the time of the grant in October 2007 and in accordance with SFAS 123R, the Company computed the expected volatility based on the average historical volatilities of entities in the similar industries and sizes. The Company computed the expected volatility on December 31, 2008 based on the Company’s historical stock prices since its public offerings in October 2007.   The risk-free interest rate is the treasury-bill rate for the period equal to the expected term based on the Treasury note strip principal rates as reported in the website of U.S. Department of Treasury. The expected term is the average of the contractual term of the option and the vesting period. Forfeiture rate is determined based on the expected turnover rate of officers and directors whom granted stock options during the year.

A summary of stock option activity and related information for the years ended December 31, 2008 and 2007 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	—	—
Granted	1,320,000	$9.00	3.64
Forfeited or Expired	—	—	—
Exercised	—	—	—
Outstanding, December 31, 2007	1,320,000	$9.00	3.46	$—
Granted	121,776	$6.55	10.00
Forfeited or Expired	—	—	—
Exercised	—	—	—
Outstanding, December 31, 2008	1,441,776	$8.79	3.09	$—
Option exercisable, December 31, 2008	1,041,776	$8.71	3.58	$—

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Stockholders’ Equity: (continued)

(b) Stock Options (continued)

A summary of the status of the Company’s nonvested shares as of December 31, 2008 and 2007 and changes during the years ended December 31, 2008 and 2007, is presented as below:

Non-vested shares	Shares	Weighted-average grant-date fair value

Non-vested at January 1, 2007	—		—
Granted	1,320,000	$	1.33
Vested	(460,000)		1.33
Forfeited	—		—
Non-vested at December 31, 2007	860,000	$	$1.33

Granted	—		—
Vested	(460,000)	$	1.33
Forfeited	—		—
Non-vested at December 31, 2008	400,000	$	$1.33

For the years ended December 31, 2008 and 2007, the Company recognized expenses of approximately $1,034,000 and $702,000, respectively, representing the total fair value of shares vested.  As of December 31, 2008 and 2007, there was approximately $459,000 and $1.1 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.82 year and 1.2 years in 2008 and 2007, respectively.

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

(12) Stockholders’ Equity: (continued)

(c) Stock Purchase Warrants (continued)

The Company issued a total of 578,177 shares of common stock to existing warrant holders upon the exercise of warrants under the registration exemption offered under Section 1145(a)(1) of the United States Bankruptcy Code, as amended.

A summary of the Plan Warrants is as follows:

	A & B Warrants	C & D Warrants	E & F Warrants
Warrants outstanding, December 31, 2006	—	4,984,314	4,984,314
Granted (unaudited)	—	—	—
Exercised (unaudited)	—	(578,177)	—
Expired or Forfeited or redeemed (unaudited)	—	(4,406,137)	(4,984,314)
Warrants outstanding, December 31, 2007 and 2008	—	—	—
Exercise Price	N/A	$5.07	$6.76
Expiration Date	N/A	August 31, 2007	August 31, 2007

(d) Dividend Payment Restrictions

Substantially all of the Company’s retained earnings as well as net assets are attributable to the PRC wholly subsidiary, Shenzhen Fuqi. Payment of dividends by Shenzhen Fuqi is not permitted and restricted by the Maximum Banking Facility Agreement executed with Agricultural Bank as disclosed in Note 8. Total restricted net assets of Shenzhen Fuqi were approximately $50 million and $18 million as of December 31, 2008 and 2007, respectively. As a result of the above restrictions which prevent Shenzhen Fuqi from distributing all of their profit, the restricted net assets held by the Company’s consolidated subsidiaries exceeded 25% of the consolidated net assets as of December 31, 2008. As such, the Company has included Schedule I in accordance with Regulation S-X promulgated by the United States Securities and Exchange Commission.

 FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Income Taxes:

The Company’s income tax provision amounted to $6,861,353, $2,097,050 and $995,462, respectively, for the years ended December 31, 2008, 2007 and 2006 (an effective rate of  19.8% for 2008, 13.4% for 2007, and 14.7% for 2006).

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes, is as follows:

	Year Ended December 31,
	2008	2007	2006
Computed tax at federal statutory rate of 34%	$11,811,752	$5,308,408	$2,308,496
Tax rate difference between US and PRC on foreign earnings	(5,765,336)	(3,305,659)	(1,290,042)
Effect of statutory rate change	(14,396)	(13,751)	(22,992)
Exemption of business tax liabilities and estimated penalty payable	—	(456,867)	—
Other	384,704	(112,893)	—
Change in Valuation Allowance	444,629	677,812	—
	$6,861,353	$2,097,050	$995,462

	Year Ended December 31,
	2008	2007	2006
Current	$6,940,533	$2,147,254	$1,001,782
Deferred	(79,180)	(50,204)	(6,320)
	$6,861,353	$2,097,050	$995,462

	Year Ended December 31,
	2008	2007	2006
Domestic	$800	$800	$—
Foreign	6,860,553	2,096,250	995,462
	$6,861,353	$2,097,050	$995,462

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

The regular enterprise income tax rates in Shenzhen, China, were 18%, 15% and 15% in 2008, 2007 and 2006, respectively. As a new business, the Company was exempted from paying any income taxes for the first two years of its operations (2 years from the inception of the business, years ended December 31, 2001 and 2002), and enjoyed a discounted income tax rate of 7.5% of pretax income during the third, fourth and fifth years of its operations (the three years ended December 31, 2003, 2004 and 2005). Beginning January 1, 2006, the Company became subject to the regular rate of 15% on its pretax income.

 FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Income Taxes: (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$309,675	$84,582
Net operating loss	461,120	419,823
Stock-based payment	743,728	300,675
Accrual expense	15,648	-
Other	28,533	6,892
Total deferred tax assets	1,558,704	811,972
Deferred tax liabilities:
State deferred taxes	(95,752)	(49,577)
Gain from derivative instrument	(171,648)	-
Other	(26,255)	(5,181)
Total deferred tax liabilities	(293,655)	(54,758)
Net deferred tax assets before valuation allowance	1,265,049	757,214
Valuation allowance	(1,122,441)	(677,812)
	$142,608	$79,402

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

 At December 31, 2008 and 2007, the Company has available federal unused net operating losses carryforwards of  $977,000 and $469,000, respectively, related to loss incurred after the reverse merger with Fuqi BVI in November 2006 that may be applied against future taxable income and will begin to expire in 2028 for federal and 2013 for California. Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event such ownership changes of the Company have occurred, the utilization of the carryforwards could be restricted.

 FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Income Taxes: (continued)

The Company recorded the interest on underpayment of income taxes as interest expense under the Other Income (Expenses) and estimated penalties on underpayment of income taxes as penalty expenses under general and administrative expenses in the consolidated statements of income and comprehensive Income.  There was no interest and penalty being accrued for the years ended December 31, 2008, 2007 and 2006.  The estimated penalties payable of $1,119,201 on the balance sheet as of December 31, 2006 were accrued for the periods up to December 31, 2004.  As disclosed in the following paragraphs, in April 2006, the Shenzhen local tax department made the determination not to impose any penalties on the unpaid taxes.  Accordingly, the Company did not accrue additional penalties for the year ended December 31, 2005 and all the subsequent years.

The recognition of the estimated penalty payable was reversed in October 2007 when the condition set forth by the Shenzhen local tax department was fulfilled and the assessment and settlement became final.

The Company files U.S. and foreign income tax returns in jurisdictions with varying statutes of limitations. The fiscal 2003 through 2008 tax years generally remain subject to examination by federal and foreign tax authorities.

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

Management, in conjunction with input from its U.S. and Chinese tax advisors, has performed an analysis of its tax positions, in accordance with FIN 48, and has determined that the Company has no material uncertain tax positions which are less than more-likely-than-not of being sustained for the full amount claimed, or to be claimed, on its applicable tax returns for the year ended December 31, 2008 and 2007.

The Company did not report certain cash revenues related to fees charged to its customers for product design. Such fee revenues are subject to business tax and service charges in China at an aggregate rate of 5.2%. The Company has not reported such revenues since the inception of its operations in 2001 through 2006. The Company has recorded in its consolidated financial statements the tax liabilities representing business tax and fees of 5.2% and income tax on the unreported design revenues since the inception of its business in 2001. During the years ended December 31, 2006, 2005, and 2004, the Company recorded $312,002, $302,409 and $234,261, respectively, for business tax and fees and $900,118, $393,806, and $337,877, respectively, for income tax related to these revenues. In addition, per advice of a registered tax agent in China in 2004, the Company accrued 100% of the unpaid tax amounts as the maximum penalties which could be assessed by the local tax department through the periods ended December 31, 2004.

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

 FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Income Taxes: (continued)

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

On August 10, 2007, the Company received a notice from the tax department conditionally agreeing to exempt the Company’s tax liabilities in the amount of approximately $3 million on unreported design fee income for the period from the inception of the Company’s operations in 2001 to December 31, 2006, provided that the Company’s common stock is successfully listed on a major overseas stock exchange within 180 days from the date of the tax notice. Due to such condition being fulfilled in October 2007 and acknowledged by the Shenzhen tax department in November 2007, the accrued business and income tax liabilities, and the accrued estimated and penalties totaling $4.2 million was fully reversed and recorded as non-operating income in the consolidated statement of income for the year ended December 31, 2007.  All the income has been fully reported to the tax department and all the prior unreported revenues have been settled as of December 31, 2007.

(14) Commitments:

Employment Agreements

In October 2007, the Company entered into three-year employment contracts with the Company’s five executive officers each of which includes a fixed amount of annual salary and stock options to purchase the Company’s common stock. Details of each executive officer are summarized as follows:

•
Yu Kwai Chong, the Company’s Chief Executive Officer, receives an annual salary of $200,000 and an automobile allowance of approximately $52,000 as well as stock options to be granted on an annual basis to acquire shares of the common stock with a market value of 2% of the Company’s annual profit, approximately, before tax, not exceeding $200,000. The stock options have a life of 10 years and its exercise price shall be equal to 110% of the fair market value of the Company’s common stock on the date of the grant.

•
Ching Wan Wong, the Company’s Chief Financial Officer, receives an annual salary of $160,000 and is granted, on the effective date of the employment agreement, stock options with three-year terms to acquire 600,000 shares of common stock at a per share exercise price of $9.00.

•
Each of Lie Xi Zhang, the Company’s Chief Operating Officer, and Xi Zhou Zhuo, its Marketing Director, receives an annual salary of $120,000 and stock options to be granted on an annual basis to acquire shares of common stock with a market value of 1% of its annual profit before tax, not exceeding $120,000. The stock options have a life of 10 years and its exercise price shall be equal to 100% of the fair market value of the Company’s common stock on the date of the grant.

•
Heung Sang Fong, the Company’s Vice President of Corporate Development, receives an annual salary of $120,000 and stock options with three-year terms to acquire 600,000 shares of common stock at $9.00.

 On August 7, 2008, in conjunction with the Temix acquisition (Note 2), the Company entered into an employment agreement with Mr. Chujian Huang as the General Manager of Temix subsidiary for a term of three years. Under the terms of the agreement, Mr. Huang is compensated an annual salary of $66,900, and is eligible for a discretionary bonus determined by the Company’s compensation committee.

Pursuant to the employment contracts, either the Company or employee can terminate the employment with 60 to 90 days advance notice.

 FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Commitments: (continued)

 Facility and Office Operating Leases

The Company leases certain facilities under various long-term noncancellable and month-to-month leases and certain offices under noncancellable operating lease. These leases are accounted for as operating leases. Rent expense amounted to $375,103, $171,160, and $158,399 for the years ended 2008, 2007 and 2006, respectively.

A summary of the future minimum annual rental commitments under the operating leases is as follows:

Year Ending December 31,
2009	$239,164
2010	68,786
2011 and thereafter	-
$307,950

(15) Segment Information:

With its acquisition of Temix in August 2008, the Company has determined that there are two reportable segments: (i) wholesale and distribution and (ii) retail. The segment data for the years ended December 31, 2008, 2007 and 2006 are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of income.

	Year ended December 31,
	2008	2007	2006
Net Sales:
Wholesale and distribution	$356,471,362	$144,313,478	$92,408,539
Retail	11,134,243	1,245,189	-

	$367,605,605	$145,558,667	$92,408,539

Income before provision for income taxes:
Wholesale and distribution	$37,894,193	$13,932,303	$7,506,369
Retail	(971,840)	218,712	-
	36,922,353	14,151,015	7,506,369

Unallocated corporate expenses	(3,563,360)	(1,661,533)	-
Other income (expense), net	1,381,453	3,123,482	(716,676)

	$34,740,446	$15,612,964	$6,789,693

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Segment Information: (continued)

The table below provides a summary of the Company’s assets as it relates to the Company’s operation segments as of the dates shown:

	December 31,
	2008	2007
Assets:
Wholesale and distribution	$163,502,662	$117,134,853
Retail	30,296,113	3,339,195
Corporate	1,050,639	2,240,542

Totals	$194,849,414	$122,714,590

(16) Subsequent Event:

 On January 23, 2009, the Company announced that its Executive Vice President of Corporate Development, Heung Sang Fong, would be resigning effective January 31, 2009 to pursue other business opportunities.  After the effective date of his resignation, Mr. Fong will serve as a consultant to the Company through May, 2009.

 FUQI INTERNATIONAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$16,065	$358,218
Prepaid expenses and other current assets	235,063	215,566

Total current assets	251,128	573,784

Investment in subsidiaries	137,216,823	96,913,495

Total Assets	$137,467,951	$97,487,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$638,350	$226,824
Income tax payable	-	800

Total current liabilities	638,350	227,624

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized shares issued and outstanding – 22,005,509 shares for 2008 and 20,924,843 shares for 2007	22,006	20,925
Additional paid in capital	82,503,638	77,449,355
Accumulated foreign currency translation adjustments	9,620,524	2,985,035
Retained earnings	44,683,433	16,804,340

Total stockholders' equity	136,829,601	97,259,655

Total Liabilities and Stockholders’ Equity	$137,467,951	$97,487,279

FUQI INTERNATIONAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006

Operating expenses:
General and administrative	$2,827,840	$1,661,533	$-

Total operating expenses	2,827,840	1,661,533	-

Loss from operations	(2,827,840)	(1,661,533)	-

Other income (expenses):
Interest expense	-	(110)	-
Interest income	966	6,393	-
Miscellaneous	-	5,744	-

Total other income (expenses)	966	12,027	-

Loss before provision for income taxes	(2,826,874)	(1,649,506)	-

Provision for income taxes	800	800	-

Loss from operations before equity in earnings of subsidiaries	(2,827,674)	(1,650,306)	-

Equity in earnings of subsidiaries	30,706,767	15,166,220	5,794,231

Net income	$27,879,093	$13,515,914	$5,794,231

Earnings per share – basic	$1.32	$0.96	$0.51

Earnings per share - diluted	$1.32	$0.86	$0.50

Weighted average number of common shares - basic	21,142,457	14,105,791	11,260,544

Weighted average number of common shares- diluted	21,142,457	15,627,494	11,631,549

FUQI INTERNATIONAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance, December 31, 2005	11,175,543	$11,176	$7,217,740	$143,706	$233,921	$7,606,543

Reverse acquisition of Fuqi BVI	1,082,081	1,082	(5,610)	-	-	(4,528)

Dividend paid	-	-	-	-	(2,739,726)	(2,739,726)

Foreign currency translation adjustments	-	-	-	288,419	-	288,419

Net income	-	-	-	-	5,794,231	5,794,231

Balance, December 31, 2006	12,257,624	12,258	7,212,130	432,125	3,288,426	10,944,939

Issuance of common stock related to initial public offering, net of financing cost	8,088,888	8,089	66,780,438	-	-	66,788,527

Issuance of common stock for exercise of stock warrants	578,331	578	2,754,931	-	-	2,755,509

Fair value of stock options granted to executives and directors	-	-	701,856	-	-	701,856

Foreign currency translation adjustments	-	-	-	2,552,910	-	2,552,910

Net income	-	-	-	-	13,515,914	13,515,914

Balance, December 31, 2007	20,924,843	20,925	77,449,355	2,985,035	16,804,340	97,259,655

Issuance of common stock on acquisition of a business, net of financing cost	1,080,666	1,081	4,020,079	-	-	4,021,160

Issuance of common stock for exercise of stock warrants	-	-	-	-	-	-

Fair value of stock options granted to executives and directors	-	-	1,034,204	-	-	1,034,204

Foreign currency translation adjustments	-	-	-	6,635,489	-	6,635,489

Net income	-	-	-	-	27,879,093	27,879,093

Balance, December 31, 2008	22,005,509	$22,006	$82,503,638	$9,620,524	$44,683,433	$136,829,601

FUQI INTERNATIONAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash flows provided by operating activities:
Net income	$27,879,093	$13,515,914		$5,794,231
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Equity in earnings of subsidiaries	(30,706,767)	(15,166,220)		(5,794,231)
Stock based compensation expense	1,034,204	701,856		-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,497)	(215,566)		-
Amount due from subsidiaries	1,060,088	(68,249,396)		-
Accounts payable and accrued liabilities	411,526	226,824		-
Income tax payable	(800)	800		-

Net cash used for operating activities	(342,153)	(69,185,788)		-

Cash flows provided by financing activities:
Proceeds from exercise of warrants, net of financing cost	$-	$2,755,479	$
Issuance of common stock related to initial public offering, net of financing cost	-	66,788,527		-
Net cash provided by financing activities	-	69,544,006		-

Net (decrease) increase in cash	(342,153)	358,218		-
Cash, beginning of year	358,218	-		-
Cash, end of year	$16,065	$358,218		$-

 FUQI INTERNATIONAL, INC.
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1. Basis for preparation

The condensed financial information of Fuqi International, Inc. (“Fuqi”) has been prepared using the same accounting policies as set out in the Company’s consolidated financial statements except that Fuqi used the equity method to account for investments in its subsidiaries.

2. Investments in subsidiaries

Fuqi and its subsidiaries are included in the consolidated financial statements where the inter-company balances and transactions are eliminated upon consolidation. For the purpose of Fuqi’s stand-alone financial statements, its investments in subsidiaries are reported using the equity method of accounting. Fuqi’s share of income and losses from its subsidiaries is reported as earnings from subsidiaries in the accompanying condensed financial information of parent company.

3. Income taxes

Fuqi is incorporated in the State of Delaware, in the US and is subject to US federal and state income taxes.

FUQI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II

FUQI INTERNATIONAL, INC.
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2008, 2007 and 2006

	Balance at the Beginning of the Year	Provision for bad debts	Write off and other deductions	Balance at the End of the Year
Allowance for Doubtful Accounts:
Year ended December 31, 2006	$302,000	$—	$(107,000)	$195,000
Year ended December 31, 2007	195,000	275,000	—	470,000
Year ended December 31, 2008	470,000	1,150,000	—	1,620,000