Form 10-K/A
period 2008-12-31
FUQI INTERNATIONAL, INC.
filed 2009-05-12
CIK 1382696

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends and restates Item 9A and Item 15 with respect to the Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (the “Original Filing).  As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except as stated in this Amendment, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

As required by Rule 13a-15(b) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2008, due to the material weaknesses that we identified in internal control over financial reporting, specifically related to period-end closing process and revenue recognition in improper periods.

(B) Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

Management’s assessment identified two material weaknesses as of December 31, 2008, as described below.

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

As indicated in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007, management concluded that we did not maintain effective internal audit function due to the lack of qualified internal auditors who are familiar with internal audit, and we did not implement adequate and proper supervisory review to ensure that the significant internal control deficiencies can be detected or prevented.  We remedied this significant deficiency in 2008 through our engagement of a professional advisory firm at the beginning of 2008 to perform a substantial part of the internal audit function and the Company’s subsequent formation of an internal control department headed by a qualified and experienced internal control manager and an internal control staff to implement the internal control functions.

As indicated in Item 9A of the 2007 Form 10-K, we also concluded in that our ineffective control over the period-end closing process constituted a significant deficiency as of December 31, 2007.  Management’s assessment of the deficiency as of December 31, 2008 resulted in a conclusion that the deficiency constituted a material weakness.  Management’s assessment of the control deficiency over the period-end closing process as of December 31, 2007 and 2008 considered the same factors, which included:

a.	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;

b.	the significance of the audit adjustments impact on the overall financial statements;

c.	how appropriately we complied with the accounting principles generally accepted in the U.S. (“GAAP”) on transactions;

d.	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis; and

e.	whether we prepared our information during the closing process significantly in accordance with the timeline set forth in our financial reporting cycle in order to meet our filing deadlines.

Based on the above factors, management concluded that the control deficiency escalated from a significant deficiency as of December 31, 2007 to a material weakness as of December 31, 2008 due to the significant increase in the volume of transactions in 2008, in combination with our insufficient number of qualified resources in our China operations and insufficient staff in our U.S. reporting team.  As a result, the control deficiency in our period-end closing process impacted us more during 2008 than in 2007.  Additionally, the number of audit adjustments increased substantially in 2008 over 2007, which had a much larger impact on our overall financial statements in 2008 as compared to those in 2007.  Due to the worsening of the control deficiency in the period-end closing process, in combination with our inability to maintain effective control over the revenue cycle with revenue recognition, as described below, we were unable to meet our original filing deadline for our 2008 Form 10-K without filing a request for an extension on Form 12b-25.

2.
We did not maintain effective control over the revenue cycle with revenue recognition.  We did not properly perform and follow the control procedures set forth in the revenue cycle.  This control deficiency resulted in significant amounts of sales not being recorded in the proper periods.  Accordingly, management determined that this control deficiency constitutes a material weakness.

Management determined that the deficiencies existing as of December 31, 2008 increased the likelihood that a misstatement of the Company’s financial statements would not be prevented or detected in 2008 and, therefore, that such deficiencies in combination constituted a material weakness in 2008.  Based on our management’s assessment of the effectiveness of our internal control over financial reporting, our management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weaknesses.

The material weaknesses identified above resulted in many adjustments to the financial statements categories.  The more significant adjustments are related to revenue from wholesale, which were primarily related to significant amounts of revenues not being recorded in the proper periods. In addition, the significant amounts of revenue not being  recorded in the proper periods also give rise to corresponding adjustments to accounts receivable and value added taxes receivable. Furthermore, there were significant adjustments to cost of sales and inventories.  These adjustments were primarily caused by incorrect inventory costing method applied by our China accounting team.

As a result of the large number of adjustments to several financial statement categories, particularly to revenues, cost of sales and accounts receivable, inventories, and value added taxes receivable, management concluded the effect of the material weaknesses had a pervasive impact on our internal control over financial reporting and the reliability of our financial reporting and could result in us not being able to meet our regulatory filing deadlines.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Stonefield Josephson, Inc., an independent registered public accounting firm, as stated in their report which is included under “Report of Independent Registered Public Accounting Firm.”

Remediation Measures of Material Weaknesses

The Company identified three significant deficiencies in its internal control over financial reporting as of December 31, 2007 in its Form 10-K for the year ended December 31, 2007 and set forth various measures to remediate these deficiencies.  We remediated the issue in regards with our inability to maintain effective internal audit function in 2008 through our engagement of a professional advisory firm at the beginning of 2008 to perform a substantial part of the internal audit function and the Company’s subsequent formation of an internal control department headed by a qualified and experienced internal control manager and an internal control staff to implement the internal control functions.  We also implemented additional controls to accurately and consistently identify required adjustments through period-end account analysis and detailed reconciliation processes.  We also hired a US qualified accountant in January 2008 with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules.

We hired additional accounting staff based on our evaluation of the sufficiency of local financial and accounting staff in 2008.   We implemented enhanced training programs on accounting principles and procedures for our accounting staff.  We also standardized the monthly and quarterly data collection timetable and procedures and assigned data collection responsibilities to certain designated personnel.  We engaged a professional advisory firm in February 2008 and outsourced part of the internal audit function.  In April 2008, we hired an internal audit staff accountant to assist us in improving the internal audit function.  We hired a qualified and experienced Internal Audit Manager in January 2009 to implement the internal audit function, and provided additional training to this internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

Although we implemented each of the remediation measures identified in our 10-K for the year ended December 31, 2007, we were unable to remediate our deficiency regarding our ineffective control over the period-end closing process.  As discussed above, we identified our ineffective control over the period-end closing process as a material weakness as of December 31, 2008 due to the reasons stated in the previous paragraphs.  In order to remediate this material weakness, as well as our material weakness related to our ineffective control over the revenue cycle with revenue recognition, we have implemented the following measures in 2009 as indicated:

1.
We have increased efforts to enforce internal control procedures.  We have started restructuring our China financial department and clarifying the responsibilities of key personnel in order to increase communications and accountability.  Under the new procedures, non-routine transactions are identified and presented to senior financial management when discovered to ensure proper accounting treatment.  We will seek opportunities to provide additional technical resources in order to improve the quality of the reviews of underlying financial information related to certain significant transactions.  We will continue to review and assess the effectiveness of the restructuring and make modifications accordingly in an effort to improve the effectiveness of our control procedures.

2.
We have hired and will continue to hire additional qualified financial personnel for the accounting department to further strengthen our China financial reporting function.  In 2009, we hired 4 additional personnel in our accounting and finance department.

3.
We will continue to evaluate our existing staff and make modifications as necessary, in addition to providing additional training on accounting principles and internal control procedures for our existing staff.    We have also required all personnel in our China financial department to obtain additional accounting certifications.

4.
We continually review and improve our standardization of our monthly and quarterly data collection, analysis, and reconciliation procedures. To further improve the timeliness of data collection, we are selecting and will install new point of sale systems and enterprise resource planning systems for our wholesale and retail operations. We have also implemented a variety of manual review procedures, such as an extensive review of journal entry postings into the accounting system, a thorough review of account reconciliation, and a detailed review by our U.S. reporting team of the trial balance from our China entity, to ensure the completeness and accuracy of the underlying financial information.

5.
We have increased the level of communication and interaction among sales department, production department, PRC accounting team and other external advisors. In addition, our Chief Financial Officer and US GAAP team are becoming increasingly involved with the financial accounting and reporting process in China and are monitoring such processes.  For example, we will relocate a portion of the US GAAP team from our Hong Kong office to our Shenzhen offices to strengthen the local accounting and reporting processes.

6.
We are in the process of expanding the internal control functions and honing related policies and procedures. As referenced above, we hired a qualified and experienced Internal Audit Manager, who commenced work in January 2009.  We also plan to allocate and transfer additional resources to the internal audit department for the purpose of enhancing the internal audit function.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

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

●
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

●
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shenzhen, People’s Republic of China, on May 12, 2009.

FUQI INTERNATIONAL, INC.

By:	/s/ Yu Kwai Chong
Name Yu Kwai Chong
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yu Kwai Chong	Chief Executive Officer and President (Principal Executive Officer)	May 12, 2009
Yu Kwai Chong

/s/ Ching Wan Wong	Chief Financial Officer and Director (Principal Financial Officer and Accounting Officer)	May 12, 2009
Ching Wan Wong

*	Chief Operating Officer and Director	May 12, 2009
Lie Xi Zhuang

*	Director	May 12, 2009
Lily Lee Chen

*	Director	May 12, 2009
Eileen B. Brody

*	Director	May 12, 2009
Victor A. Hollander

*	Director	May 12, 2009
Jeff Haiyong Liu
____
* By:	/s/ Yu Kwai Chong
Yu Kwai Chong, as Attorney in Fact

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.20
Employment Agreement dated August 7, 2008 by and between the Registrant and Chujian Huang (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

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