Form 10-Q
period 2009-03-31
FUQI INTERNATIONAL, INC.
filed 2009-05-15
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2009 the registrant had issued and outstanding 22,005,509 shares of common stock, par value $0.001 per share.

FUQI INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FUQI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$53,972,530	$56,569,733
Accounts receivable, including amount due from related party of $9,510,149 for 2009 and $2,837,907 for 2008, net of allowance for doubtful accounts of $2,222,000 for 2009 and $1,620,000 for 2008	64,993,257	73,949,200
Value added taxes receivable	5,258,902	2,170,669
Inventories	70,050,289	44,409,645
Prepaid expenses and other current assets	2,275,894	286,405
Advances to supplier	3,146,638	8,468,971
Gold future contracts	409,631	1,426,236
Deferred taxes	257,939	142,608
Total current assets	200,365,080	187,423,467

Property, equipment, and improvements, net	3,270,764	3,400,642
Deposits	104,405	104,414
Goodwill	585,102	583,269
Acquired intangibles, net	3,164,969	3,197,344
Other assets	207,113	140,278

	$207,697,433	$194,849,414
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$29,257,303	$21,944,904
Accounts payable and accrued liabilities	7,314,839	12,511,519
Other payable, related parties	7,084,564	6,287,102
Customer deposits	15,099,824	14,474,178
Income tax payable	2,453,083	2,802,110
Total current liabilities	61,209,613	58,019,813

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized and 22,005,509 shares issued and outstanding	22,006	22,006
Additional paid in capital	82,515,116	82,503,638
Accumulated foreign currency translation adjustments	9,606,766	9,620,524
Retained earnings	54,343,932	44,683,433

Total stockholders' equity	146,487,820	136,829,601

	$207,697,433	$194,849,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Net sales:
Wholesale and distribution	$96,825,853	$76,358,511
Retail	12,534,157	1,207,848

	109,360,010	77,566,359

Cost of sales:
Wholesale and distribution	82,632,955	67,805,466
Retail	8,675,689	949,518

	91,308,644	68,754,984

Gross profit	18,051,366	8,811,375

Operating expenses:
Selling and marketing	2,982,587	397,396
General and administrative	2,533,605	1,509,177

Total operating expenses	5,516,192	1,906,573

Income from operations	12,535,174	6,904,802

Other income (expenses):
Interest expense	(418,438)	(363,220)
Interest income	28,350	8,959
Gain from derivative instrument	78,459	840,522
Miscellaneous	4,458	126,782

Total other (expenses) income	(307,171)	613,043

Income before provision for income taxes	12,228,003	7,517,845

Provision for income taxes	2,567,504	1,122,772

Net income	9,660,499	6,395,073

Other comprehensive (loss) income - foreign currency translation adjustments	(13,758)	3,966,733

Comprehensive income	$9,646,741	$10,361,806
Earnings per share – basic	$0.45	$0.31
Earnings per share – diluted	$0.45	$0.31
Weighted average number of common shares - basic	21,465,176	20,924,843
Weighted average number of common shares - diluted	21,465,176	20,924,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
INCREASE (DECREASE) IN CASH

	Three Months Ended March 31,
	2009	2008
Cash flows provided by operating activities:
Net income	$9,660,499	$6,395,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280,113	104,232
Bad debt	602,750	237,928
Stock-based compensation expense	11,478	148,551
Loss on disposal on property, equipment and improvements	8,206	-

Changes in operating assets and liabilities:
Accounts receivable	8,345,262	(4,817,841)
Refundable value added taxes	(3,087,926)	(5,448,855)
Inventories	(25,640,415)	(32,911,543)
Prepaid expenses and other current assets	(1,436,911)	297,614
Gold future contracts	1,016,317	571,682
Advance to supplier	5,320,733	(674,373)
Deferred taxes	(115,325)	(1,789,723)
Other assets	(66,836)	1,126
Accounts payable, accrued expenses, accrued business tax, and accrued estimated penalties	(5,708,500)	(285,464)
Customer deposits	626,816	2,158,525
Income tax payable	(348,724)	1,043,382
Net cash used for operating activities	(10,532,463)	(34,969,686)

Cash flows provided by (used for) investing activities:
Purchase of property, equipment and improvements	(165,917)	(81,722)
Decrease (Increase) in restricted cash	-	422,357
Net cash (used for) provided by investing activities	(165,917)	340,635

Cash flows provided by (used for) financing activities:
Proceeds from (repayments to) short-term borrowing	7,313,149	(2,111,784)
Advance from a related party	797,892	-
Net cash provided by (used for) financing activities	8,111,041	(2,111,784)

Effect of exchange rate changes on cash	(9,864)	2,303,898

Net decrease in cash	(2,597,203)	(34,436,937)

Cash, beginning of the period	56,569,733	63,293,653

Cash, end of the period	$53,972,530	$28,856,716

Supplemental disclosure of cash flow information:
Interest paid	$452,652	$296,120
Income taxes paid	$3,031,560	$1,869,312

Non-cash disclosure:
Non monetary exchanges related to certain retail sales	$503,442	$231,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization, Nature of Business and Basis of Presentation:

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

In 2007, the Company formally started operating retail jewelry counters under the brand name of “FUQI,” which is targeted to a broad group of middle class consumers that purchase more traditional gold and platinum jewelry and jewelry gift items. In August 2008, the Company acquired Temix, a jewelry retail chain with 50 jewelry counters and shops offering high quality diamond products, located in Beijing and Shanghai. As of March 31, 2009, the Company had 69 jewelry retail counters and stores in China.

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of the management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Fuqi as of March 31, 2009 and the results of operations and the cash flows for the three-month periods ended March 31, 2009 and 2008. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. The Company’s business is seasonal in nature, with its sales and net income generally higher in the fourth calendar quarter.

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

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Operating Leases

The Company enters into operating leases for its retail locations. Other than the six retail shops which a monthly fixed rate of lease amount is charged, all store lease agreements are provided with contingent rent provisions based on a percentage of sales generated in the jewelry counters within department stores. Most of the Company’s lease agreements include renewal periods at our option. Lease expenses are recorded in selling and marketing expenses on the Company’s condensed consolidated statements of income.

Basic and Diluted Earnings Per Share

As of March 31, 2009 and 2008, the Company had common stock equivalents of 841,776 and 1,320,000 shares, respectively, upon the exercise of stock options, which were excluded from the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008 as their effect is anti-dilutive.  Contingency shares of 540,333 issued and held in the escrow related to the Temix acquisition in August 2008 were excluded from the calculations as the contingency has not yet been resolved as of March 31, 2009. The computation of dilutive potential common shares for the periods is shown as follows:

	Three months ended March 31,
	2009	2008

Basic weighted average shares	21,465,176	20,924,843
Effect of dilutive securities	-	-
Dilutive potential common shares	21,465,176	20,924,843

Stock-based Compensation

Stock options have been granted to certain of our officers and directors pursuant to the 2007 Equity Incentive Plan. Stock options are generally granted with exercise prices equal to the market price of the Company's stock at the date of grant and vested over time. For the three months ended March 31, 2009 and 2008, no options were granted.

Stock-based compensation expense for our stock options was approximately $167,000 and $149,000 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, total unrecognized estimated compensation cost was approximately $228,000 and $459,000, respectively, which is expected to be recognized over a weighted-average period of 0.57 year and 0.82 year relating to options for approximately 200,000 shares and 400,000 shares which were outstanding at such date but which had not yet vested. Unvested option shares are not included in reported common shares outstanding amounts.  The Company reversed $46,000 of previously amortized portion of unvested options for an executive director who resigned during the three months ended March 31, 2009. In addition, the Company accrued $110,000 for estimated value of options pursuant to the terms of employment agreements with three of its executive officers for the three months ended March 31, 2009.

As of March 31, 2009 options to purchase 56,422, 65,354, and 720,000 shares of common stock, at exercise prices of $6.89, $6.26, and $9.00, respectively, were outstanding and 641,776 of the options to purchase common shares were exercisable as of March 31, 2009. Net stock options outstanding during the three months ended March 31, 2009 represented 0.8% of outstanding shares as of March 31, 2009.

Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assessing performance. Upon the acquisition of Temix, the Company is considered to be comprised of two operating segments: (i) wholesale and distribution and (ii) retail. The Company measures segment profit as operating profit. All of the Company’s sales are generated in the PRC and substantially all of the Company’s assets are located in the PRC.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amended certain provisions of SFAS 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(R) and FSP FAS 141(R)-1 became effective in the first quarter of 2009, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 became effective in the first quarter of 2009, which resulted in reporting noncontrolling interest as a component of equity in the Company’s condensed consolidated balance sheets and below income tax expense in our condensed consolidated statements of income. In addition, the provisions of SFAS 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.  The Company adopted SFAS 160 in the first quarter of 2009 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 became effective in the first quarter of 2009 and the adoption did not have a material impact on the condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS142-3: Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The Company adopted FSP 142-3 in the first quarter of 2009 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company adopted SFAS 162 in the first quarter of 2009 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain nonforfeitable rights to dividends or dividend equivalents. The FSP is effective for fiscal years beginning after December 31, 2008 and early application is prohibited. The Company adopted EITF 03-6-1 in the first quarter of 2009 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

At a November 24, 2008 meeting, the FASB ratified the consensus reached by the Task Force in Issue No. 08-6: Equity Method Investment Accounting Considerations (“EITF 08-6”). Because of the significant changes to the guidance on subsidiary acquisitions and subsidiary equity transactions and the increased use of fair value measurements as a result of Statements 141(R) and 160, questions have arisen regarding the application of that accounting guidance to equity method investments. EITF 08-6 provides guidance for entities that acquire or hold investments accounted for under the equity method. This issue is effective for transactions occurring in fiscal years and interim periods beginning on or after December 15, 2008. Early adoption is not permitted. The Company adopted EITF 08-6 in the first quarter of 2009 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Disclosures about the Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 have an effective date requiring adoption by the third quarter of 2009 with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.

(2)	Inventories:

A summary of inventory is as follows:

	March 31,	December 31,
	2009	2008

Raw materials	$31,038,351	$2,438,800
Work in progress	5,837,734	12,710,735
Finished goods	10,534,651	7,781,159
Merchandise - retail	22,639,553	21,478,951

	$70,050,289	$44,409,645

Inventories are stated at the lower of cost or market. The first-in-first-out method is used to account for gold and platinum jewelries and the specific identification method for diamond jewelries.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(3)	Property, Equipment and Improvements:

A summary of property, equipment and improvements is as follows:

	March 31,	December 31,
	2009	2008

Production equipment	$1,597,636	$1,578,682
Computer hardware and software	296,129	255,376
Furniture and fixtures	224,782	220,441
Automobiles	637,081	637,137
Leasehold improvement	2,013,084	1,964,445
Building	622,851	622,906
	5,391,563	5,278,987
Less accumulated depreciation and amortization	2,120,799	1,878,345
	$3,270,764	$3,400,642

Depreciation and amortization expense for property, equipment, and improvements amounted to approximately $248,024 and $104,232 for the three months ended March 31, 2009 and 2008, respectively.

(4)	Acquired Intangible Assets:

Acquired intangible assets, net consisted of the following:

	March 31, 2009	December 31, 2008

Trade names	$2,952,820	$2,952,820
Non-compete agreement	123,318	123,318
Strategic alliance agreement	174,538	174,538
Total	$3,250,676	$3,250,676
Less: accumulated amortization	(85,707)	(53,332)
Acquired intangible assets, net	$3,164,969	$3,197,344

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

	As of March 31, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets subject to amortization:
Non-compete agreement	$123,318	$(32,357)	$123,318	$(22,080)
Strategic alliance agreement	174,538	(53,350)	174,538	$(31,252)

Total	$297,856	$(85,707)	$297,856	$(53,332)

Intangible assets not subject to amortization:
Trade names	$2,952,820	$-	$2,952,820	$-

Total	$2,952,820	$-	$2,952,820	$-

Amortization expense is $32,375 for the three months ended March 31, 2009 and is estimated to be $92,013 in 2010, and $24,136 in 2011 and the weighted average amortization lives are approximately 1.76 years.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended March 31, 2009.

(5)	Goodwill:

The changes in the carrying amount of goodwill which was assigned to the retail segment during the three months ended March 31, 2009 were as follows:

March 31, 2009

Beginning balance	$583,269
Foreign exchange difference due to translation	1,833

Ending balance	$585,102

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(6)	Retail Operating Lease Agreements:

For the three months ended March 31, 2009, the Company opened a total of three new retail counters, with two of the counters under the FUQI brand and one of the counters under the Temix brand. In addition, three retail counters in Shenyang were closed in January 2009.  Including the retail counters and shops acquired through the Temix acquisition, the Company had a total of 62 jewelry counters and seven jewelry shops located in Beijing, Shanghai, and PRC regions. A summary of retail presences as of March 31, 2009 is summarized as follows:

Brand		Counters	Shops	Total
FUQI	Beijing	6	0	6
	Shanghai	1	0	1
	Shenyang	3	0	3
	Dailian	2	0	2
	Haerbin, Jilin	1	0	1
	Xinxiang, Henan	2	0	2
	Shunyang, Henan	1	0	1
	Shandong	1	0	1
	Yancheng, Jiangsu	1	0	1
		18	0	18
TEMIX	Beijing	23	0	23
	Shanghai	21	7	28
		44	7	51

		62	7	69

The retail counters and shops are operating under operating leases with a term in a range of 6 months to 1 year with an option of extensions. A majority of the leases require payment of contingent rent based on a percentage of store sales. The leasing agreements for six of the retail shops provide for the payment of fees under a fixed rate rent in a range of $826 to $21,740. Fees paid to the department stores and shopping malls totaling $1,497,661 and $74,753, for the three months ended March 31, 2009 and 2008, are included in selling and marketing expenses.

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

(7)	Note Payable:

The Company has a general banking facility line of credit with Agricultural Bank of China pursuant to a Maximum Banking Facility Agreement dated August 24, 2006 which was renewed in September 2007 and December 2008. The terms of the agreement enable the Company to borrow up to a maximum facility amount of approximately $14.6 million (RMB 100,000,000) as of December 31, 2008.  In March 2009, the Company entered into a supplemental agreement with this bank to increase the maximum borrowing amount to approximately $21.9 million (RMB 150,000,000) as of March 31, 2009.  The Company executed notes payable with this bank under this facility line with terms less than one year. As of March 31, 2009 and December 31, 2008, the Company has approximately $21.9 million and $14.6 million, respectively, outstanding under the facility, with interest rates ranging from 4.779% to 8.217%.

In June 2008, the Company entered into a Maximum Banking Facility Agreement with the Shenzhen Development Bank that provides for a maximum borrowing of up to $7,314,326 and $7,314,968 (RMB 50,000,000) as at March 31, 2009 and December 31, 2008, respectively. This facility has a term of one year and expires in June 2009 and is secured by certain real properties owned by an affiliated company. Interest is charged at the bank’s prime rate. A portion of the loan proceeds were used to repay the facility line of credit with another bank executed in February 2007. As of March 31, 2009 and December 31, 2008, the outstanding balance was $7,314,326 and $7,314,968 respectively.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

	March 31, 2009	December 31, 2008
A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	$-	$1,024,096

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	-	1,462,994

A note payable with interest at a rate of 6.831%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	-	1,462,994

A note payable with interest at a rate of 6.831%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	-	2,267,640

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2009 and was repaid.	-	1,975,041

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	-	2,925,987

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2009 and was repaid.	-	1,462,994

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2009 and was repaid.	-	2,048,190

A note payable with interest at a rate of 5.04%, secured by certain real properties owned by an affiliate, matures in June 2009.	3,364,590	3,364,885

A note payable with interest at a rate of 4.86%, secured by certain real properties owned by an affiliate, matures in June 2009.	3,949,736	3,950,083

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

	March 31, 2009	December 31, 2008
A note payable with interest at a rate of 5.841%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in December 2009.	$1,974,868	$-

A note payable with interest at a rate of 5.841%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in December 2009.	3,510,876	-

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in January 2010.	2,925,730	-

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2010.	2,267,441	-

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2010.	2,486,871	-

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2010.	1,462,865	-

A note payable with interest at a rate of 4.779%, guaranteed by an affiliated company, and the Company’s controlling stockholder and his wife, matures in February 2010.	2,486,871	-

A note payable with interest at a rate of 4.779%, guaranteed by an affiliated company, and the Company’s controlling stockholder and his wife, matures in February 2010.	2,340,584	-

A note payable with interest at a rate of 4.779%, guaranteed by an affiliated company, and the Company’s controlling stockholder and his wife, matures in March 2010.	2,486,871	-

	$29,257,303	$21,944,904

(8)	Gold Futures Contracts:

The Company enters into certain gold futures contracts with its supplier, Shanghai Gold Exchange. Gold futures offered by Shanghai Gold Exchange are designed for full members to hedge or to acquire inventory at a preset price. The futures contract arrangements include purchase call and/or put options. The Company utilized these futures contracts to manage its consolidated exposure to changes in inventory values due to fluctuations in market prices and is not considered as hedges under SFAS 133. The Company’s gold futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings.  A gain on derivatives of approximately $78,000 and $841,000 was recognized as non-operating income in the consolidated statement of income for the three months ended March 31, 2009 and 2008, respectively.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(9)	Fair Value Measurement:

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

SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:
Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
As of March 31, 2009:
Assets

Derivative financial instruments	$—	$409,631	$—
Liabilities:	$—	$—	$—

As of December 31, 2008:
Assets

Derivative financial instruments	$—	$1,426,236	$—
Liabilities:	$—	$—	$—

The Company’s derivative financial instruments are gold future contracts based on gold price rates, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a Level 2 input. Unrealized gain of these gold future contracts at March 31, 2009 and December 31, 2008 was immaterial to the consolidated financial statements.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(10)	Related-Party Transactions:

In connection with the Company’s continued transferring of certain legal titles of the retail counters from each individual department store or mall from the Temix Companies to Shenzhen Fuqi, Mr. Chujian Huang, the former owner of the Temix retail chains which the Company acquired in August 2008, collected a total of $9,510,149 from the shopping malls on behalf of the Company which was classified as accounts receivable from related party at March 31, 2009.  For the three months ended March 31, 2009, Mr. Chujian Huang also paid certain expenses for operating the retail counters totaling $1,800,807 which was classified as part of other payable, related party at March 31, 2009.

During 2008, Rong Xing Company, an affiliated company which is owned by the controlling stockholder of the Company, advanced an interest-free loan of $965,576 (RMB 6,600,000) to the Company for short term financing purpose.  The outstanding balance was approximately $965,576 as of March 31, 2009 and December 31, 2008.

The Company has an outstanding payable to Mr. Chujian Huang in the amount of approximately $4.4 million related to the Temix acquisition in 2008, which was included in other payable, related parties as of March 31, 2009 and December 31, 2008.

For the three months ended March 31, 2008, approximately $357,000 of operating expenditure, including wages and benefits of production workers and material tools and supplies was paid by the Company’s affiliate, Rong Xing Company Limited, on behalf of the Company. The Company repaid the full outstanding amount during the three months ended March 31, 2008.

(11)	Income Taxes:

The Company’s tax provision for the three months ended March 31, 2009 and 2008 was primarily for taxes on the Company’s subsidiary in China. The Company’s effective income tax rate was 21% and 14.9% for the three months ended March 31, 2009 and 2008, respectively. Effective January 1, 2008, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies is subject to enterprise income tax at a uniform rate of 25%. During the transition period, the tax rate is gradually increased to coincide with the new tax rate within five years starting from 2008 and reaching the uniform rate of 25% in 2012.

No U.S. income tax has been provided for income earned by the subsidiary in China, as the Company intends to permanently reinvest these earnings outside of the U.S.

(12)	Stockholders’ Equity:

In August 2008, the Company completed the acquisition of the Temix Companies. As stipulated in the IP Transfer Agreement entered into with Mr. Huang, the Company issued 1,080,666 shares of Company common stock to acquire all of the intellectual property rights related to the business of Temix Companies. As of March 31, 2009 and December 31, 2008, 540,333 shares, representing 50% of the total number of shares issued related to this acquisition, are to be held in escrow over a two-year period and will be released when certain performance targets are met.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(13)	Segment Information:

With its acquisition of Temix, the Company is considered to be comprised of two reportable segments: (i) wholesale and distribution and (ii) retail. The segment data for the three months ended March 31, 2009 and 2008 are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings.

	Three Months Ended March 31,
	2009	2008
Net Sales:
Wholesale and distribution	$96,825,853	$76,358,511
Retail	12,534,157	1,207,848

	$109,360,010	$77,566,359

Income before provision for income taxes:
Wholesale and distribution	$12,615,691	$7,761,871
Retail	982,023	137,708
	13,597,714	7,899,579

Unallocated corporate expenses	(1,062,540)	(994,777)
Other income (expense), net	(307,171)	613,043

	$12,228,003	$7,517,845

 The table below provides a summary of the Company’s assets as it relates to the Company’s operation segments as of the dates shown:

	March 31,	December 31,
	2009	2008

Wholesale and distribution	$170,512,605	$163,502,662
Retail	36,779,595	30,286,845
Corporate	405,233	1,059,907

	$207,697,433	$194,849,414

(14)	Concentrations:

The Company purchased approximately 99% and 100% of its inventories from Shanghai Gold Exchange for the three months ended March 31, 2009 and 2008.

(15)	Subsequent Event:

On April 30, 2009, the Board of Directors approved the adoption of the 2009 Omnibus Incentive Plan, which is subject to approval on the Annual Meeting of Stockholders to be held on June 1, 2009.  The Compensation Committee also approved the grant of 10,438 shares of restricted stock to each of its four independent directors under the 2009 Omnibus Incentive Plan after its passage.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”), and the “Risk Factors” section below.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following: vulnerability of discretionary jewelry purchases to general economic downturn in China; adverse capital and credit market conditions and our ability to meet liquidity needs; fluctuation and unpredictability of costs related to the gold, platinum, and precious metals markets and other commodities used to make our products; our inexperience in the retail jewelry market; the potential strain on our resources caused from our retail expansion strategy; changes in the laws of the PRC that affect our operations; our reliance on one source for precious metals; our reliance on our distribution network for a significant portion of our revenues; our requirement to maintain a large inventory of raw materials and jewelry products, our acquisition of the operations of the Temix Companies in August 2008, which may not result in the expected benefits; and related risks of theft and fire; our reliance on, and ability to renew, outstanding short-term borrowings; and our ability to obtain all necessary government certifications and/or licenses to conduct our business.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion should be read in conjunction with our 2008 Form 10-K filed with the SEC on March 31, 2009 and the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Fuqi” refers to Fuqi International, Inc. and our wholly-owned subsidiaries.

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

Since we launched of our retail strategy in May 2007, we initiated the establishment of brand presence in the jewelry retail operations in Shenyang region and developed the brand of FUQI. Our FUQI brand is marketed to a broad group of mid-level income consumers that purchase more traditional gold and platinum jewelry and jewelry gift items. During the first quarter of 2009, we opened and/or acquired three retail counters in municipalities and provincial capitals throughout China.  As of March 31, 2009, we had a total of 62 retail counters, including 44 under the Temix brand and 18 under the FUQI brand, and a total of 7 retail stores, which are all under the Temix brand.

RESULTS OF OPERATIONS

The following table sets forth certain information from our condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2009 and 2008 (unaudited):

	Three Months Ended
	March 31,
	2009		2008
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
	(in thousands, except earnings per share)

Net sales:
Wholesale and distribution	$96,826	88.54%	$76,358	98.4%
Retail	12,534	11.46%	1,208	1.6%

	109,360	100.0%	77,566	100.0%

Cost of sales:
Wholesale and distribution	82,633	75.56%	67,806	87.44%
Retail	8,676	7.93%	950	1.2%

	91,309	83.49%	68,756	88.64%

Gross profit	18,051	16.51%	8,810	11.36%

Operating expenses:
Selling and marketing	2,982	2.73%	397	0.51%
General and administrative	2,534	2.32%	1,509	1.95%
Total operating expenses	5,516	5.05%	1,906	2.46%

Income from operations	12,535	11.46%	6,904	8.9%

Other (expense) income, net	(307)	-0.28%	613	0.79%

Income before provision for income taxes	12,228	11.18%	7,517	9.69%
Provision for income taxes	2,568	2.35%	1,122	1.45%

Net income	9,660	8.83%	6,395	8.24%

Other comprehensive (loss) income - foreign currency translation adjustments	(14)	-0.01%	3,966	5.12%

Comprehensive income	$9,646	8.82%	$10,361	13.36%
Earnings per share - basic	$0.45		$0.31
Earnings per share - diluted	$0.45		$0.31

Three Months Ended March 31, 2009 and 2008

Net sales

Net sales, which consist of gross sales net of returns, for the three months ended March 31, 2009 increased by 41% to $109.4 million from $77.6 million, compared with the same period in 2008.

Net sales of our wholesale and distribution segment increased by 26.8% to $96.8 million from $76.3 million in the same period of 2008.  The increase was mainly attributable to an increase of sales volume. The selling price of our jewelry products is based on the market price of the precious metals (e.g., gold and platinum) in the periods when the products are sold, plus our processing and design fees. During the first quarter of 2009, the quantities sold for gold and platinum increased by 34% and 105%, respectively.

Net wholesale and distribution sales for the three months ended March 31, 2009 and 2008 were comprised of the following:

	Three Months Ended March 31,
	2009		2008
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$7.7	8.0%	$5.8	7.6%
Gold	72.0	74.4	53.5	70.0
K-gold, Studded Jewelry and Diamond	17.1	17.6	17.1	22.4

Total	$96.8	100.0%	$76.4	100.0%

Revenue derived from our retail segment during the three months ended March 31, 2009 totaled $12.5 million, representing 11.5% of the total revenue, which included $9.5 million of revenue from the Temix branded products and $3.0 million of revenue from the sale of FUQI branded products.

Net sales derived from our retail segment for the three months ended March 31, 2009 increased by $11.3 million to $12.5 million from $1.2 million in the three months ended March 31, 2008. The increase in retail revenue for the three months ended March 31, 2009 is primarily due to the sales generated from the Temix branded products which accounted for $9.5 million of this increase.

Cost of sales

Cost of sales is mainly comprised of costs of raw materials, primarily gold, platinum and diamonds, in addition to direct manufacturing costs, factory overhead and processing fees. Cost of sales for the three months ended March 31, 2009 increased to $91.3 million, an increase of $22.5 million, or 32.7%, from $68.8 million for the same period in 2008.

Wholesale and distribution cost of sales increased by $14.9 million, or 22%, in the first quarter of 2009 to $82.7 million from $67.8 million for the first quarter of 2008. The increase in cost of sales, which was consistent with the increase in net sales, was primarily due to an increase in the cost of raw materials, which resulted from the increase in both sales volume and the general increase in direct labor.

Cost of retail sales for the three months ended March 31, 2009 increased by $7.7 million to 8.7 million from approximately $0.95 million for the same period in 2008. The increase in cost of retail sales for the three months ended March 31, 2009 was primarily due to the increase in sales volume.

Gross profit

Gross profit for the three months ended March 31, 2009 increased to $18.1 million, an increase of $9.3 million, or 106%, from $8.8 million for the comparable period in 2008. Gross profit margin increased to 16.5% for the three months ended March 31, 2009, compared to 11.4% for the same period in 2008. The increase in profit margin was mainly attributable to an increase of product segments, an expansion in retail sales, which resulted from an increase in brand awareness and an opening additional jewelry counters in locations and acquisition of Temix’s 50 retail stores in 2008.

Selling and marketing expenses

Selling and marketing expenses are primarily comprised of business taxes, advertising expenses, traveling expenses, production costs of marketing materials, fees to the malls for retail counters, insurance, payroll expenses and delivery expenses. Selling and marketing expenses for the three months ended March 31, 2009 were approximately $3.0 million, an increase of $2.6 million, or 651%, from $0.40 million for the comparable period in 2008. Selling and marketing expenses were 2.72% of net sales for the three months ended March 31, 2009 compared to 0.5% for the three months ended March 31, 2008. The increase in selling and marketing expenses as a percentage of net sales was primarily due to an increase of business tax expenses that resulted from an overall increase in our net revenue, an increase in fees to the malls for retail counters, payroll for retail counter employees, and salaries for our sales and marketing executives.

General and administrative expenses

General and administrative expenses consist primarily of payroll expenses, benefits and travel expenses for our staff, professional fees including audit, accounting, legal and financial advisory, depreciation expenses, and general office expenses. General and administrative expenses for the three months ended March 31, 2009 were $2.5 million, an increase of $1.0 million, or 66.7%, from $1.5 million for the comparable period in 2008. General and administrative expenses were 2.3% of net sales for the three months ended March 31, 2009 compared to 1.95% for the three months ended March 31, 2008. The increase in general and administrative expenses as a percentage of net sales was due to an increase of audit fees as a result of the expansion of the retail business and increased payroll cost for the additional employees hired in the accounting and finance department.

Other income (expense), net

Other expense, net was $0.31 million in the three months ended March 31, 2009 compared to $0.61 million of other income, net in the three months ended March 31, 2008. The decrease in other income was attributable to realized gain decreased by $0.76 million from our gold future contract. We have entered into the gold future contracts with our supplier, The Shanghai Gold Exchange, since 2008, in order to reduce our exposure to volatility in the price of gold.

Provision for income tax

Provision for income tax expense was $2.6 million for the three months ended March 31, 2009, an increase of $1.44 million, or 129%, from approximately $1.1 million for the three months ended March 31, 2008. The increase was primarily due to an increase in the taxable income for the three months ended March 31, 2009, in addition to an increase in the statutory tax rate in 2009. Our effective tax rate for the three months ended March 31, 2009 was 21.0%, an increase of 6.1% from 14.9% for the same period in 2008.

Net income

Net income increased to $9.7 million for the three months ended March 31, 2009 from $6.4 million for the same period of the prior year, an increase of 51.6%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had retained earnings of $54.3 million, and cash and cash equivalents of $54.0 million. Our primary sources of cash are from operating activities and borrowings from the bank.

At March 31, 2009, we had working capital of $139 million. Except for cash and cash equivalents, a majority of our net working capital consisted of inventories and accounts receivable. Our inventories increased by 57.7% and our accounts receivable decreased by 12.11% as of March 31, 2009 as compared to December 31, 2008. The increase in inventory was a result of a substantial increase in our purchases of raw materials in order to expand our sales capabilities by taking on larger sales orders from our customers for the rest of the year. As a leading wholesaler and retailer of high quality of precious metal jewelry in China, we believe that we have to maintain a sufficient inventory to meet the demand for our products based on customers orders, sales projection and finished goods for sales for retailers, who will purchase from our show room in our head office in Shenzhen. We do not conduct any trading of our precious metal raw materials.   The decrease in accounts receivable was attributable to collection of accounts receivable derived from the trend of higher sales in the fourth quarter in 2008. We typically offer certain of our customers 30-days credit terms for payment but we also extend credit terms to some of our customers with high credit standings. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation.

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

As of March 31, 2009, we had outstanding short-term notes payables with banks in an aggregate amount of $29.3 million that are due and payable on dates between June 2009 and March 2010. Our loans are secured by inventory, real properties owned by our affiliated companies and/or guaranteed by our affiliates and our controlling stockholder and his wife.  The amounts outstanding under these lines of credit and short-term notes payable are presented in our financial statements as notes payable and line of credit.

We have a general banking facility line of credit with Agricultural Bank of China pursuant to a Maximum Banking Facility Agreement dated August 24, 2006 which was renewed in September 2007 and December 2008. The terms of the agreement enable us to borrow up to a maximum facility amount of $14.6 million (RMB 100,000,000) as of December 31, 2008.  In March 2009, we entered into a supplemental agreement with this bank to increase the maximum borrowing amount to approximately $21.9 million (RMB 150,000,000) as of March 31, 2009.  We executed notes payable with this bank under this facility line with terms less than one year. As of March 31, 2009 and December 31, 2008, we have approximately $21.9 million and $14.6 million, respectively, outstanding under the facility, with interest rates ranging from 4.779% to 8.217%.  In addition, we have a one-year term loan with the Shenzhen Development Bank that provides for a maximum borrowing of up to approximately $7.4 million. This facility expires in June 2009 and is secured by certain real properties owned by an affiliate company.  As of March 31 2009 and December 31, 2008, we had a total of $7.4 million outstanding under this term loan agreement with interest rates ranging from 4.860% to 5.040%, and is secured by certain real properties owned by an affiliate company.  The remaining outstanding loans are secured by our inventory, real properties owned by affiliated companies, and/or guaranteed by our affiliates and our controlling stockholder and his wife and have certain restrictions and covenants. We do not guarantee any indebtedness of our affiliates.

We did not pay any cash dividends during the three months ended March 31, 2009 or the years ended December 31, 2008 and 2007. We currently have no intention to declare further dividends in the foreseeable future. Payment of dividends is further restricted under the provisions of our existing loan agreements.

We paid a total of approximately $11.7 million to acquire substantially all of the assets of the Temix Companies in August 2008, with $7.3 million having been paid in cash and the remaining $4.4 million is recorded as other payable, related parties in the consolidated balance sheets as of December 31, 2008. We expect to pay the remaining $4.4 million in the second quarter of 2009.  During the rest of 2009, we intend to open additional retail counters and retail stores, although these plans may change at any given time as our management continually reviews our retail expansion plans, particularly in light of the recent fluctuations in the economy.  Our retail expansion will largely depend on our ability to find sites for, open and operate new retail locations successfully, which depends on, among other things, our ability to: (i) identify suitable counter and store locations; (ii) purchase and negotiate acceptable lease terms; (iii) prepare counters and stores for opening within budget; (iv) source sufficient levels of inventory at acceptable costs to meet the needs of new counters and stores; (v) hire, train and retain personnel, and (vi) secure required governmental permits and approvals. In addition to the funds required to open new retail locations, additional working capital will be needed to operate the retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for the next 12 months. We believe that the sources of the funding for our expected expenditures in 2009 include our current cash and cash flow from operations.  However, there is no guarantee that we be able to generate positive cash flow from operations for the year ending December 31, 2009.  In addition, we may require additional cash resources due to our inability to generate positive cash flow from our operations, changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.  We cannot be certain that additional capital will be available on favorable terms, if at all, and any available additional financing may not be adequate to meet our goals.  Moreover, any equity financing would result in dilution to stockholders.  If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to effectively execute our growth strategy (including expanding our business to the retail market), take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In addition, we may be required to scale back or discontinue our production and development program, or obtain funds through strategic alliances that may require us to relinquish certain rights.

Operating activities – Net cash used for operating activities was $10.5 million for the three months ended March 31, 2009, compared to net cash used for operating activities of $35.0 million for the same period in 2008. The $24.5 million decrease was primarily due to an increase in inventory in the amount of $25.6 million during the period ended March 31, 2009 compared to an increase of $32.9 million during the same period in 2008, in additional to a decrease of accounts receivable in the amount of $8.3 million during the period ended March 31, 2009 compared to an increase of $4.8 million in the same period in 2008.

Investing activities - Net cash used by investing activities amounted to approximately $166,000 for the three months ended March 31, 2009, compared to net cash provided by investing activities of $341,000 for the three months ended March 31, 2008. The change was due to a decrease in restricted cash of $422,000 resulting from a bank loan of which the restricted deposit was pledged as collateral being paid off during the first quarter of 2008.

Financing activities - Net cash provided by financing activities amounted to $8.1 million for the three months ended March 31, 2009, compared to net cash used for financing activities of $2.1 million for the three months ended March 31, 2008. The increase was primarily a result of an additional borrowing of  $7.3 million (RMB50,000,000) through a supplemental agreement with the Agricultural Bank of China executed in March 2009.

Contractual Obligations

We enter into operating leases for our retail locations. Other than the six retail shops which a monthly fixed rate of lease amount is charged, all store lease agreements are provided with contingent rent provisions based on a percentage of sales generated in the jewelry counters within department stores which are excluded from minimum lease payments. The monthly fixed rate of the six retail shops is approximately $7,000.

The following table describes our contractual commitments and obligations as of March 31, 2009:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Short-term borrowings	$29,257,303	$29,257,303	$—	$—	$—
Lease of Plant & Office	$189,976	$169,198	$20,778	$—	$—
Lease of Staff Dormitory	$120,955	$47,455	$73,500	$—	$—
	$29,568,234	$29,473,956	$94,278	$—	$—

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

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2008. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K as of and for the year ended December 31, 2008. Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2008 with the SEC on March 31, 2009.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, other than those discussed below.

ITEM 4 — CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2009, due to the material weaknesses that we identified in internal control over financial reporting, specifically related to period-end closing process and revenue recognition in improper periods.

1.
We did not maintain effective control over the period-end closing process.  Due to the insufficient number of qualified resources, we were unable to timely and accurately complete our work needed to close our books and prepare financial statements in accordance with accounting principles generally accepted in the United States of America for period covered by this report. In addition, this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

2.
We did not maintain effective control over the revenue cycle with revenue recognition.  We did not properly perform and follow the control procedures set forth in the revenue cycle.  This control deficiency resulted in significant amounts of sales not being recorded in the proper periods.

Remediation Measures of Material Weaknesses

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

Changes in Internal Controls over Financial Reporting

Due to the implementation of the remedial measures described above, in addition to the designing, planning, and integration of the internal controls over financial reporting for Temix, there were changes in our internal controls over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

None.

ITEM 1A — RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. Except as set forth below, there have been no material revisions to the “Risk Factors” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2008.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

On March 28, 2009, the Company’s indirect held subsidiary, Shenzhen Fuqi Jewelry CO., Ltd, and Agricultural Bank of China, Shenzhen Central District Branch entered into a Supplemental Loan Agreement related to its Contract of Maximum General Banking Facilities pursuant to which the banking facility limit was increased from $14.6 million (RMB 100 million) to $21.9 million (RMB 150 million).  A copy of the Supplemental Agreement is attached hereto as Exhibit 10.1.

ITEM 6 — EXHIBITS

(a) Exhibits

10.1
Supplemental Loan Agreement dated March 28, 2009 increasing facility line of credit to RMB 150 million entered by and between Shenzhen Fuqi Jewelry CO., Ltd and Agricultural Bank of China, Shenzhen Central District Branch.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

FUQI INTERNATIONAL, INC.

Date: May 15, 2009	By:	/s/ Yu Kwai Chong
Yu Kwai Chong
Chief Executive Officer

Date: May 15, 2009	By:	/s/ Ching Wan Wong
Ching Wan Wong
Chief Financial Officer