Form 10-Q
period 2009-06-30
FUQI INTERNATIONAL, INC.
filed 2009-08-06
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

 As of August 5, 2009 the registrant had issued and outstanding 27,628,656 shares of common stock, par value $0.001 per share.

FUQI INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FUQI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$49,320,954	$56,569,733
Accounts receivable, including amount due from related party of $13,157,401 for 2009 and $2,837,907 for 2008, net of allowance for doubtful accounts of $1,481,000 for 2009 and $1,620,000 for 2008	60,041,347	73,949,200
Value added taxes receivable	6,653,192	2,170,669
Inventories	86,839,054	44,409,645
Prepaid expenses and other current assets	722,703	286,405
Advances to suppliers	7,835,492	8,468,971
Gold future contracts	73,762	1,426,236
Deferred taxes	90,904	142,608
Total current assets	211,577,408	187,423,467

Property, equipment, and improvements, net	3,730,988	3,400,642
Deposits	115,065	104,414
Goodwill	585,444	583,269
Acquired intangibles, net	3,134,710	3,197,344
Other assets	109,479	140,278

	$219,253,094	$194,849,414
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$32,201,876	$21,944,904
Accounts payable and accrued liabilities	6,117,966	12,511,519
Other payable, related parties	7,447,372	6,287,102
Customer deposits	13,300,774	14,474,178
Income tax payable	3,581,828	2,802,110
Total current liabilities	62,649,816	58,019,813

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding – 22,047,261 for 2009 and 22,005,509 for 2008	22,047	22,006
Additional paid in capital	82,758,313	82,503,638
Accumulated foreign currency translation adjustments	9,611,745	9,620,524
Retained earnings	64,211,173	44,683,433
Total stockholders' equity	156,603,278	136,829,601

	$219,253,094	$194,849,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales:
Wholesale and distribution	$92,504,318	$66,129,787	$189,330,171	$142,488,298
Retail	8,337,927	746,468	20,872,084	1,954,316
	100,842,245	66,876,255	210,202,255	144,442,614
Cost of sales:
Wholesale and distribution	77,960,527	59,088,244	160,593,482	126,893,710
Retail	5,526,081	691,109	14,201,770	1,640,627
	83,486,608	59,779,353	174,795,252	128,534,337

Gross Profit	17,355,637	7,096,902	35,407,003	15,908,277

Operating expenses:
Selling and marketing	2,855,884	461,267	5,838,471	926,128
General and administrative	1,328,014	627,347	3,861,619	2,069,059

Total operating expenses	4,183,898	1,088,614	9,700,090	2,995,187

Income from operations	13,171,739	6,008,288	25,706,913	12,913,090

Other income (expenses):
Interest expense	(377,535)	(322,935)	(795,973)	(686,155)
Interest income	32,275	4,376	60,625	13,335
Gain from derivative instrument	17,212	720,744	95,671	1,561,265
Miscellaneous	35,799	129,378	40,257	256,161

Total other income (expenses)	(292,249)	531,563	(599,420)	1,144,606

Income before provision for income taxes	12,879,490	6,539,851	25,107,493	14,057,696

Provision for income taxes	3,012,249	1,289,084	5,579,753	2,411,856

Net income	9,867,241	5,250,767	19,527,740	11,645,840

Other comprehensive income (loss) - foreign currency translation adjustments	4,979	2,539,723	(8,779)	6,506,456

Comprehensive income	$9,872,220	$7,790,490	$19,518,961	$18,152,296

Earnings per share - basic	$0.46	$0.25	$0.91	$0.56

Earnings per share - diluted	$0.45	$0.25	$0.91	$0.56

Weighted average number of common shares - basic	21,494,081	20,924,843	21,479,708	20,924,843

Weighted average number of common shares - diluted	21,700,421	20,924,843	21,517,171	20,924,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
INCREASE (DECREASE) IN CASH

	Six Months Ended June 30,
	2009	2008
Cash flows provided by operating activities:
Net income	$19,527,740	$11,645,840
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	572,188	220,113
Bad debt provision	(139,596)	24,220
Stock-based compensation	254,716	297,102
Loss on disposal on property, equipment and improvements	8,640	-

Changes in operating assets and liabilities:
Accounts receivable	14,079,966	(268,315)
Value added taxes receivable	(4,480,064)	(538,773)
Inventories	(42,394,276)	(3,481,151)
Prepaid expenses and other current assets	(135,517)	36,987
Gold future contracts	1,352,768	245,357
Advances to suppliers	635,067	(71,607)
Deferred taxes	51,759	(1,773,008)
Rental deposits	(10,596)	-
Other assets	30,859	2,278
Accounts payable, accrued expenses, accrued business tax, and other payable	(6,586,029)	(125,501)
Customer deposits	(1,180,245)	2,431,032
Income tax payable	778,085	889,845
Net cash (used for) provided by operating activities	(17,634,535)	9,534,419

Cash flows (used for) investing activities:
Purchase of property, equipment and improvements	(963,470)	(566,809)
Proceeds from disposal of property, equipment and improvements	79,017	-
Decrease in restricted cash	-	427,411
Net cash used for investing activities	(884,453)	(139,398)

Cash flows provided by (used for) financing activities:
Proceeds from (repayments to) short-term borrowing	10,242,903	(284,941)
Repayments to a related party	(965,759)	-
Advances from a related party	2,052,202	-
Net cash provided by (used for) financing activities	11,329,346	(284,941)

Effect of exchange rate changes on cash	(59,137)	4,538,160

Net (decrease) increase in cash	(7,248,779)	13,648,240

Cash, beginning of the period	56,569,733	63,293,653

Cash, end of the period	$49,320,954	$76,941,893

Supplemental disclosure of cash flow information:
Interest paid	$823,306	$599,079
Income taxes paid	$4,749,914	$3,293,418

Non-cash disclosure:
Non monetary exchanges related to certain retail sales	$997,742	$398,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization, Nature of Business and Basis of Presentation:

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

In 2007, the Company formally started operating retail jewelry counters under the brand name of “FUQI,” which is targeted to a broad group of middle class consumers that purchase more traditional gold and platinum jewelry and jewelry gift items. In August 2008, the Company acquired Temix, a jewelry retail chain with 50 jewelry counters and shops offering high quality diamond products, located in Beijing and Shanghai. As of June 30, 2009, the Company had 71 jewelry retail counters and stores in China.

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

In the opinion of the management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Fuqi as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008, and the cash flows for the six months ended June 30, 2009 and 2008. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. The Company’s business is seasonal in nature, with its sales and net income generally higher in the fourth calendar quarter.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Operating Leases

The Company generally enters into operating leases for its retail counters. Other than the Company’s seven retail stores as of June 30, 2009, which operate under a monthly fixed rate of lease, all counters lease agreements are provided with contingent rent provisions based on a percentage of sales generated in the jewelry counters within department stores. Most of the Company’s lease agreements include renewal periods at the Company’s option. Lease expenses are recorded in selling and marketing expenses on the Company’s condensed consolidated statements of income.

Basic and Diluted Earnings Per Share

As of June 30, 2009 and 2008, the Company had common stock equivalents of 1,110,364 shares and 1,320,000 shares, respectively, upon the exercise of stock options.  Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period and excludes the dilutive effect of stock options.  Diluted net income per share gives effect to all dilutive potential common shares outstanding during a period. Contingency shares of 540,333 issued and held in the escrow related to the Temix acquisition in August 2008 were excluded from the calculations as the contingency has not yet been resolved as of June 30, 2009.

The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three months and six months ended June 30, 2009.  The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$9,867	$5,251	$19,528	$11,646
Denominator:
Weighted average common stock outstanding
Basic	21,494,081	20,924,843	21,479,708	20,924,843
Effect of dilutive securities	206,340	-	37,463	-
Denominator for diluted calculation	21,700,421	20,924,843	21,517,171	20,924,843
Net income per share
Basic	$0.46	$0.25	$0.91	$0.56
Diluted	$0.45	$0.25	$0.91	$0.56

Stock-based Compensation

2007 Equity Incentive Plan

Stock options have been granted to certain of the Company’s officers and directors pursuant to the 2007 Equity Incentive Plan. Stock options are generally granted with exercise prices equal to the market price of the Company's stock at the date of grant and vested over time.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

A summary of the status of the Company’s 2007 Equity Incentive Plan is presented below:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January, 2009	1,441,776	$8.79
Granted	-	-
Forfeited	(600,000)	$9.00
Exercised	-	-
Outstanding, March 31, 2009	841,776	$8.65
Granted	-	-
Forfeited	-	-
Exercised	-	-

Outstanding, June 30, 2009	841,776	$8.65	$10,155,529

Vested and expected to vest, June 30, 2009	841,776	$8.65	$10,155,529
Exercisable, June 30, 2009	641,776	$8.54	$7,813,529

Stock-based compensation expense for the 2007 Equity Incentive Plan was approximately $57,000 and $149,000 for the three months ended June 30, 2009 and 2008, respectively, and $69,000 and $297,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, unrecognized estimated compensation cost was approximately $92,000 and $459,000, respectively, which is expected to be recognized over a weighted-average period of 0.32 year and 0.82 year relating to options for approximately 200,000 shares and 400,000 shares which were outstanding at such date but which had not yet vested. In March 2009, the Company reversed $46,000 of previously amortized portion of unvested options for an executive director who resigned during the first quarter of 2009. In addition, the Company reversed $110,000 of compensation expense in the second quarter of 2009 that was previously accrued in the first quarter of 2009 for estimated value of options pursuant to the terms of employment agreements with three of its executive officers.

As of June 30, 2009, options to purchase 56,422, 65,354, and 720,000 shares of common stock, at exercise prices of $6.89, $6.26, and $9.00, respectively, were outstanding and 641,776 of the options to purchase common shares were exercisable as of June 30, 2009. Net stock options outstanding as of June 30, 2009 represented 3.8% of outstanding shares as of June 30, 2009.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $20.71 of the Company’s common stock on the last trading day on June 30, 2009.

2009 Omnibus Incentive Plan

Share Options

On April 29, 2009, stock options have been granted to certain of the Company’s officers and directors pursuant to the 2009 Omnibus Incentive Plan. The Company granted options for the purchase of an aggregate of 268,588 shares of common stock to certain of the Company’s executive officers with exercise prices equal to the market price of the Company's stock at the date of grant and vest over time.

Options granted for 2009 were valued in accordance with SFAS 123R. The fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 1.4%, (2) an expected life of 3 years, (3) expected volatility of 108%, (4) expected forfeitures of 10%, and (5) a dividend yield of 0%.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

A summary of the status of the Company’s 2009 Omnibus Incentive Plan is presented below:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 31, 2009	-	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2009	-	-
Granted	268,588	$5.93
Forfeited	-	-
Exercised	-	-

Outstanding, June 30, 2009	268,588	$5.93	$3,969,731

Vested and expected to vest, June 30, 2009	268,588	$5.93	$3,969,731
Exercisable, June 30, 2009	-	$-	$-

Stock-based compensation expense for options granted under the 2009 Omnibus Incentive Plan was approximately $62,000 for the three and six months ended June 30, 2009. As of June 30, 2009, unrecognized estimated compensation cost was approximately $881,000, which is expected to be recognized over a weighted-average period of 2.7 years relating to options for approximately 269,000 nonvested shares. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation related to these awards may be different from the expectation.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $20.71 of the Company’s common stock on the last trading day on June 30, 2009.

Restricted Stock

On April 29, 2009, the Company granted an aggregate of 41,752 shares of restricted stock to certain participants under the Company’s 2009 Omnibus Incentive Plan. A restricted stock is an agreement to issue stock at the time when the award vests. These awards granted by the Company vest 25% upon grant, 25% at June 30, 2009, 25% at September 30, 2009, and the remaining 25% at December 31, 2009. The fair value of the restricted stock is measured on the grant date based on the market price of the stock on the grant date.

Stock-based compensation expense for these restricted stock granted under the 2009 Omnibus Incentive Plan was approximately $124,000 for the three and six months ended June 30, 2009.  As of June 30, 2009, there was $123,795 unrecognized share-based compensation cost related to nonvested restricted stock. This deferred cost is expected to be recognized over a weighted-average vesting period of 0.50 year.

Total intrinsic value of restricted stock vested for the three months and six ended June 30, 2009 and 2008 was $308,547 and $0, respectively.

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

Subsequent Events

We evaluated subsequent events through August 6, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC).

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 became effective in the first quarter of 2009, which resulted in reporting noncontrolling interest as a component of equity in the Company’s condensed consolidated balance sheets and below income tax expense in the Company’s condensed consolidated statements of income. In addition, the provisions of SFAS 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.  The Company adopted SFAS 160 in the first quarter of 2009 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events", ("SFAS 165"), which established standards for accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 was effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 in the second quarter of 2009 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of financial Assets ("SFAS 166"), and No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 166 is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 requires the determination of whether a company is required to consolidate an entity to be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 166 and SFAS 167 are both effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of these two statements will have a material impact on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 168 which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), to establish the FASB Accounting Standards Codification, (the “Codification”), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (“GAAP”) in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. This pronouncement will have no effect on our unaudited condensed consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

Reclassifications

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(2)	Inventories:

A summary of inventory is as follows:

	June 30,	December 31,
	2009	2008

Raw materials	$43,640,062	$2,438,800
Work in progress	3,724,445	12,710,735
Finished goods	14,028,691	7,781,159
Merchandise - retail	25,445,856	21,478,951

	$86,839,054	$44,409,645

Inventories are stated at the lower of cost or market. The first-in-first-out method is used to account for gold and platinum jewelries and the specific identification method for diamond jewelries.

(3)	Property, Equipment and Improvements:

A summary of property, equipment and improvements is as follows:

	June 30,	December 31,
	2009	2008

Production equipment	$1,685,634	$1,578,682
Computer hardware and software	388,174	255,376
Furniture and fixtures	245,804	220,441
Automobiles	558,759	637,137
Leasehold improvement	2,457,934	1,964,445
Building	623,216	622,906
	5,959,521	5,278,987
Less: accumulated depreciation and amortization	2,228,533	1,878,345
	$3,730,988	$3,400,642

Depreciation and amortization expense for property, equipment, and improvements amounted to approximately $260,110 and $115,881 for the three months ended June 30, 2009 and 2008, respectively, and $509,554 and $220,113 for the six months ended June 30, 2009 and 2008, respectively.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(4)	Acquired Intangible Assets:

Acquired intangible assets, net consisted of the following:

	June 30, 2009	December 31, 2008

Trade names	$2,952,820	$2,952,820
Non-compete agreement	123,318	123,318
Strategic alliance agreement	174,538	174,538
Total	$3,250,676	$3,250,676
Less: accumulated amortization	115,966	53,332
Acquired intangible assets, net	$3,134,710	$3,197,344

	As of June 30, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets subject to amortization:
Non-compete agreement	$123,318	$(42,634)	$123,318	$(22,080)
Strategic alliance agreement	174,538	(73,332)	174,538	$(31,252)

Total	$297,856	$(115,966)	$297,856	$(53,332)

Intangible assets not subject to amortization:
Trade names	$2,952,820	$-	$2,952,820	$-

Total	$2,952,820	$-	$2,952,820	$-

Amortization expense is $30,259 and $0 for the three months ended June 30, 2009 and 2008, respectively, and $62,634 and $0 for the six months ended June 30, 2009 and 2008, respectively. Expected amortization expense is estimated to be $92,013 in 2010, and $24,136 in 2011 and the weighted average amortization lives are approximately 1.52 years.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended June 30, 2009.

(5)	Goodwill:

The changes in the carrying amount of goodwill which was assigned to the retail segment during the six months ended June 30, 2009 were as follows:

Balance as of December 31, 2008	$583,269
Foreign exchange difference due to translation	2,175

Balance as of June 30, 2009	$585,444

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(6)	Retail Operating Lease Agreements:

For the three months ended June 30, 2009, the Company opened a total of six new retail counters, with one of the counters under the FUQI brand and five of the counters under the Temix brand. In addition, a total of four retail counters in Beijing, Shanghai and PRC regions were closed during the three months ended June 30, 2009.  Including the retail counters and shops acquired through the Temix acquisition, the Company had a total of 64 jewelry counters and seven jewelry shops located in Beijing, Shanghai, and PRC regions. A summary of retail presences as of June 30, 2009 is summarized as follows:

Brand		Counters	Shops	Total
FUQI	Beijing	7	0	7
	Shenyang	3	0	3
	Xinxiang, Henan	1	0	1
	Shunyang, Henan	1	0	1
	Shandong	1	0	1
	Yancheng, Jiangsu	1	0	1
		14	0	14
TEMIX	Beijing	25	0	25
	Shanghai	25	7	32
		50	7	57

		64	7	71

The retail counters and shops are operating under operating leases with a term in a range of 6 months to 1 year with an option of extensions. A majority of the leases require payment of contingent rent based on a percentage of store sales. The monthly fees for the seven retail shops under the lease agreement are fixed and are charged in a range of $826 to $21,740 per shop.  Fees paid to the department stores and shopping malls totaling $820,394 and $39,130, for the three months ended June 30, 2009 and 2008, respectively, and $2,318,055 and $113,883 for the six months ended June 30, 2009 and 2008, respectively, and are included in selling and marketing expenses.

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

The Company has a general banking facility line of credit with Agricultural Bank of China pursuant to a Maximum Banking Facility Agreement dated August 24, 2006 which was renewed in September 2007 and December 2008. The terms of the agreement enable the Company to borrow up to a maximum facility amount of approximately $14.6 million (RMB 100,000,000) as of December 31, 2008.  In March 2009, the Company entered into a supplemental agreement with this bank to increase the maximum borrowing amount to approximately $22 million (RMB 150,000,000) as of June 30, 2009.  The Company executed notes payable with this bank under this facility line with terms less than one year. As of June 30, 2009 and December 31, 2008, the Company has approximately $22 million and $14.6 million, respectively, outstanding under the facility, with interest rates ranging from 4.779% to 8.217%.

In June 2008, the Company entered into a Maximum Banking Facility Agreement with the Shenzhen Development Bank that provides for a maximum borrowing of up to $7.3 million (RMB 50,000,000) as of December 31, 2008. This facility and related guarantees which expired and were renewed in May 2009, increased the maximum the Company could draw to approximately $8.3 million (RMB57,000,000) as of June 30, 2009 and is secured by certain real properties owned by affiliated companies and guaranteed by affiliated companies. Interest is charged at the bank’s prime rate. As of June 30, 2009 and December 31, 2008, the outstanding balance was $8,343,213 and $7,314,968 respectively, with interest rates ranging from 4.860% to 5.310%.

In June 2009, the Company entered into a Maximum Banking Facility Agreement with the Shenzhen Development Bank that provides for a maximum borrowing of up to approximately $6.3 million (RMB 43,000,000) as of June 30, 2009. This facility expires in May 2010 and is secured by certain real properties owned by affiliated companies and guaranteed by the Company’s controlling stockholder. Interest is charged at the bank’s prime rate (5.310% at June 30, 2009). As of June 30, 2009 and December 31, 2008, the outstanding balance was $1,902,838 and $0, respectively.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

	June 30, 2009	December 31, 2008
A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	$-	$1,024,096

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	-	1,462,994

A note payable with interest at a rate of 6.831%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	-	1,462,994

A note payable with interest at a rate of 6.831%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	-	2,267,640

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2009 and was repaid.	-	1,975,041

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	-	2,925,987

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2009 and was repaid.	-	1,462,994

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2009 and was repaid.	-	2,048,190

A note payable with interest at a rate of 5.04%, secured by certain real properties owned by an affiliate, matured in June 2009 and was repaid.	-	3,364,885

A note payable with interest at a rate of 4.86%, secured by certain real properties owned by an affiliate, matured in June 2009 and was repaid.	-	3,950,083

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

	June 30, 2009	December 31, 2008
A note payable with interest at a rate of 5.841%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in December 2009.	$1,976,024	$-

A note payable with interest at a rate of 5.841%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in December 2009.	3,512,932	-

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in January 2010.	2,927,443	-

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2010.	2,268,769	-

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2010.	2,488,327	-

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2010.	1,463,722	-

A note payable with interest at a rate of 4.779%, guaranteed by an affiliated company, and the Company’s controlling stockholder and his wife, matures in February 2010.	2,488,327	-

A note payable with interest at a rate of 4.779%, guaranteed by an affiliated company, and the Company’s controlling stockholder and his wife, matures in February 2010.	2,341,955	-

A note payable with interest at a rate of 4.779%, guaranteed by an affiliated company, and the Company’s controlling stockholder and his wife, matures in March 2010.	2,488,327	-

A note payable with interest at a rate of 5.310%, secured by certain real properties owned by affiliated companies, and guaranteed by affiliated companies, matures in May 2010.	4,391,164	-

A note payable with interest at a rate of 5.310%, secured by certain real properties owned by affiliated companies, and guaranteed by affiliated companies, matures in June 2010.	3,952,048	-

A note payable with interest at a rate of 5.310%, secured by certain real properties owned by affiliated companies, and personally guaranteed by the Company’s controlling stockholder, matures in June 2010.	1,902,838	-

	$32,201,876	$21,944,904

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(8)	Gold Futures Contracts:

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

Effective January 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (SFAS 161). As of June 30, 2009 and December 31, 2008, the Company’s only derivative instrument was the gold future contracts which were shown as gold future contracts under assets in the accompanying condensed consolidated balance sheets.  The fair value of these gold future contracts totaled $73,762 and $1,426,236, as of June 30, 2009 and December 31, 2008, respectively.

A gain from the derivative instrument of approximately $17,000 and $721,000 for the three months ended June 30, 2009 and 2008, respectively, and $96,000 and $1,561,000 for the six months ended June 30, 2009 and 2008, respectively, was recognized as gain from derivative instrument under other income (expense) in the accompanying condensed consolidated statements of income.

(9)	Fair Value Measurement:

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements..

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
As of June 30, 2009:
Assets

Derivative financial instruments	$—	$73,762	$—
Liabilities:	$—	$—	$—

As of December 31, 2008:
Assets

Derivative financial instruments	$—	$1,426,236	$—
Liabilities:	$—	$—	$—

The Company’s derivative financial instruments are gold future contracts based on gold price rates, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a Level 2 input. Unrealized gain of these gold future contracts at June 30, 2009 and December 31, 2008 was immaterial to the consolidated financial statements.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(10)	Related-Party Transactions:

In connection with the Company’s continued transferring of certain legal titles of the retail counters from each individual department store or mall from the Temix Companies to Shenzhen Fuqi, Mr. Chujian Huang, the former owner of the Temix retail chains which the Company acquired in August 2008, collected a total of $13,157,401 from the shopping malls on behalf of the Company which was classified as accounts receivable from related party at June 30, 2009.  For the three months and six months ended June 30, 2009, Mr. Chujian Huang also paid certain expenses for operating the retail counters totaling $1,254,310 and $2,052,202, respectively, which was classified as part of other payable, related party at June 30, 2009.

During 2008, Rong Xing Company, an affiliated company which is owned by the controlling stockholder of the Company, advanced an interest-free loan of $965,576 (RMB 6,600,000) to the Company for short term financing purpose.  The Company repaid the full outstanding amount during the three months ended June 30, 2009.

The Company has an outstanding payable to Mr. Chujian Huang in the amount of approximately $4.4 million related to the Temix acquisition in 2008, which was included in other payable, related parties as of June 30, 2009 and December 31, 2008.

For the three months and six months ended June 30, 2008, approximately $0 and $357,000 of operating expenditure, respectively, including wages and benefits of production workers and material tools and supplies was paid by the Company’s affiliate, Rong Xing Company Limited, on behalf of the Company. The Company repaid the full outstanding amount as of June 30, 2008.

(11)	Income Taxes:

The Company’s tax provision for the three months and six months ended June 30, 2009 and 2008 was primarily for taxes on the Company’s subsidiary in China. The Company’s effective income tax rate was 23.4% and 19.7% for the three months ended June 30, 2009 and 2008, respectively, and 22.2% and 17.2% for the six months ended June 30, 2009 and 2008, respectively. Effective January 1, 2008, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies is subject to enterprise income tax at a uniform rate of 25%. During the transition period, the tax rate is gradually increased to coincide with the new tax rate within five years starting from 2008 and reaching the uniform rate of 25% in 2012.

No U.S. income tax has been provided for income earned by the subsidiary in China, as the Company intends to permanently reinvest these earnings outside of the U.S.

(12)	Stockholders’ Equity:

In August 2008, the Company completed the acquisition of the Temix Companies. As stipulated in the IP Transfer Agreement entered into with Mr. Huang, the Company issued 1,080,666 shares of Company common stock to acquire all of the intellectual property rights related to the business of Temix Companies. As of June 30, 2009 and December 31, 2008, 540,333 shares, representing 50% of the total number of shares issued related to this acquisition, are to be held in escrow over a two-year period and will be released when certain performance targets are met.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

(13)	Segment Information:

With its acquisition of Temix, the Company is considered to be comprised of two reportable segments: (i) wholesale and distribution and (ii) retail. The segment data for the three months and six months ended June 30, 2009 and 2008 are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Sales:
Wholesale and distribution	$92,504,318	$66,129,787	$189,330,171	$142,488,298
Retail	8,337,927	746,468	20,872,084	1,954,316

	$100,842,245	$66,876,255	$210,202,255	$144,442,614

Income before provision for income taxes:
Wholesale and distribution	$14,149,838	$6,468,411	$26,765,529	$14,230,282
Retail	182,053	64,680	1,164,076	202,388
	14,331,891	6,533,091	27,929,605	14,432,670

Unallocated corporate expenses	(1,160,152)	(524,803)	(2,222,692)	(1,519,580)
Other income (expense), net	(292,249)	531,563	(599,420)	1,144,606

	$12,879,490	$6,539,851	$25,107,493	$14,057,696

 The table below provides a summary of the Company’s assets as it relates to the Company’s operation segments as of the dates shown:

	June 30,	December 31,
	2009	2008

Wholesale and distribution	$175,070,449	$163,502,662
Retail	43,841,885	30,286,845
Corporate	340,760	1,059,907

	$219,253,094	$194,849,414

(14)	Concentrations:

The Company purchased approximately 97% and 100% for the three months ended June 30, 2009 and 2008, respectively, and 98% and 100% for the six months ended June 30, 2009 and 2008, respectively, of its inventories from Shanghai Gold Exchange.

(15)	Subsequent Event:

On August 5, 2009, the Company closed a public offering of 5,581,395 shares of common stock at a price per share of $21.50, raising proceeds, net of underwriting discounts and commissions and estimated offering expenses, of approximately $112.4 million.  The shares issued in the offering include 726,395 shares issued pursuant to the underwriters’ exercise of their over-allotment option.

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

OVERVIEW

We are a leading designer, producer and seller of high quality precious metal jewelry in China. We develop, promote, manufacture and sell a broad range of products consisting of unique styles and designs made from gold and other precious metals such as platinum and Karat gold (K-gold). We also produce jewelry items that contain diamonds and other precious stones on a custom-order basis. Our products are competitively priced, high-quality and target the high-volume retail jewelry market and China’s growing middle-class. Our design database presently contains over 30,000 unique products, and our designs are continuously updated based on consumer trends in China. By continuously creating new designs and rapidly bringing them to market, we believe we are able to differentiate ourselves from our competitors and strengthen our brand identity.

Since we launched of our retail strategy in May 2007, we initiated the establishment of brand presence in the jewelry retail operations in Shenyang region and developed the brand of FUQI. Our FUQI brand is marketed to a broad group of mid-level income consumers that purchase more traditional gold and platinum jewelry and jewelry gift items. During the second quarter of 2009, we opened and/or acquired 6 retail counters in municipalities and provincial capitals throughout China and closed four retail counters.  As of June 30, 2009, we had a total of 64 retail counters, including 50 under the Temix brand and 14 under the FUQI brand, and a total of 7 retail stores, which are all under the Temix brand.

RESULTS OF OPERATIONS

The following table sets forth certain information from our condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2009 and 2008 (unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
	($ in thousands, except earnings per share)
Net sales:
Wholesale and distribution	$92,504	91.73%	$66,130	98.88%	$189,330	90.07%	$142,489	98.65%
Retail	8,338	8.27%	746	1.12%	20,872	9.93%	1,954	1.35%

	100,842	100%	66,876	100%	210,202	100%	144,443	100%

Cost of sales:
Wholesale and distribution	77,961	77.31%	59,088	88.36%	160,593	76.40%	126,894	87.85%
Retail	5,526	5.48%	691	1.03%	14,202	6.76%	1,641	1.14%

	83,487	82.79%	59,779	89.39%	174,795	83.16%	128,535	88.99%

Gross profit	17,355	17.21%	7,097	10.61%	35,407	16.84%	15,908	11.01%

Operating expenses:
Selling and marketing	2,856	2.83%	461	0.69%	5,838	2.78%	926	0.64%
General and administrative	1,328	1.32%	628	0.94%	3,862	1.83%	2,069	1.43%
Total operating expenses	4,184	4.15%	1,089	1.63%	9,700	4.61%	2,995	2.07%

Income from operations	13,171	13.06%	6,008	8.98%	25,707	12.23%	12,913	8.94%

Other (expense) income, net	(292)	0.29%	532	0.79%	(599)	0.29%	1,145	0.79%

Income before provision for income taxes	12,879	12.77%	6,540	9.77%	25,108	11.94%	14,058	9.73%
Provision for income taxes	3,012	2.99%	1,289	1.92%	5,580	2.65%	2,412	1.67%

Net income	9,867	9.78%	5,251	7.85%	19,528	9.29%	11,646	8.06%

Other comprehensive income (loss) - foreign currency translation adjustments	5	0.005%	2,540	3.80%	(9)	0.004%	6,506	4.50%

Comprehensive income	$9,872	9.79%	$7,791	11.65%	$19,519	9.29%	$18,152	12.56%
Earnings per share - basic	$0.46		$0.25		$0.91		$0.56
Earnings per share - diluted	$0.45		$0.25		$0.91		$0.56

Three Months Ended June 30, 2009 and 2008

Net sales

Net sales, which consist of gross sales net of returns, for the three months ended June 30, 2009 increased by 50.6% to $100.8 million from $66.9 million, compared with the same period in 2008.

Net sales of our wholesale and distribution segment increased by 39.9% to $92.5 million from $66.1 million in the same period of 2008.  The increase was mainly attributable to an increase of sales volume. The selling price of our jewelry products is based on the market price of the precious metals (e.g., gold and platinum) in the periods when the products are sold, plus our processing and design fees. During the second quarter of 2009, the quantities sold for gold and platinum increased by 38% and 133%, respectively.

Net wholesale and distribution sales for the three months ended June 30, 2009 and 2008 were comprised of the following:

	Three Months Ended June 30,
	2009		2008
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$8.2	8.9%	$5.7	8.6%
Gold	64.7	69.9	42.5	64.3
K-gold, Studded Jewelry and Diamond	19.6	21.2	17.9	27.1

Total	$92.5	100.0%	$66.1	100.0%

Revenue derived from our retail segment during the three months ended June 30, 2009 totaled $8.3 million, representing 8.27% of the total revenue, which included $6.6 million of revenue from the Temix branded products and $1.7 million of revenue from the sale of FUQI branded products.

Net sales derived from our retail segment for the three months ended June 30, 2009 increased by $7.6 million to $8.3 million from $746,000 in the three months ended June 30, 2008. The increase in retail revenue for the three months ended June 30, 2009 is primarily due to the sales generated from the Temix branded products which accounted for $6.6 million of this increase.

Cost of sales

Cost of sales is mainly comprised of costs of raw materials, primarily gold, platinum and diamonds, in addition to direct manufacturing costs, factory overhead and processing fees. Cost of sales for the three months ended June 30, 2009 increased to $83.5 million, an increase of $23.7 million, or 39.7%, from $59.8 million for the same period in 2008.

Wholesale and distribution cost of sales increased by $18.9 million, or 31.9%, in the second quarter of 2009 to $78.0 million from $59.1 million for the second quarter of 2008. The increase in cost of sales, which was consistent with the increase in net sales, was primarily due to an increase in the cost of raw materials, which resulted from the increase in both sales volume and the general increase in direct labor.

Cost of retail sales for the three months ended June 30, 2009 increased by $4.8 million to $5.5 million from approximately $691,000 for the same period in 2008. The increase in cost of retail sales for the three months ended June 30, 2009 was primarily due to the increase in sales volume.

Gross profit

Gross profit for the three months ended June 30, 2009 increased to $17.4 million, an increase of $10.3 million, or 145%, from $7.1 million for the comparable period in 2008. Gross profit margin increased to 17.2% for the three months ended June 30, 2009, compared to 10.6% for the same period in 2008. The increase in profit margin was mainly attributable to an increase of product segments and an expansion in retail sales, which resulted from an increase in brand awareness, an opening of additional jewelry counters, and acquisition of Temix’s 50 retail stores in August 2008.

Selling and marketing expenses

Selling and marketing expenses are primarily comprised of business taxes, advertising expenses, traveling expenses, production costs of marketing materials, fees to the malls for retail counters, insurance, payroll expenses and delivery expenses. Selling and marketing expenses for the three months ended June 30, 2009 were approximately $2.9 million, an increase of $2.4 million, or 521%, from $461,000 for the comparable period in 2008. Selling and marketing expenses were 2.83% of net sales for the three months ended June 30, 2009 compared to 0.7% for the three months ended June 30, 2008. The increase in selling and marketing expenses as a percentage of net sales was primarily due to an increase of business tax expenses that resulted from an overall increase in our net revenue, an increase in fees to the malls for retail counters, payroll for retail counter employees, and salaries for our sales and marketing executives.

General and administrative expenses

General and administrative expenses consist primarily of payroll expenses, benefits and travel expenses for our staff, professional fees including audit, accounting, legal and financial advisory, depreciation expenses, and general office expenses. General and administrative expenses for the three months ended June 30, 2009 were $1.3 million, an increase of $0.7 million or 112%, from $628,000 for the comparable period in 2008. General and administrative expenses were 1.32% of net sales for the three months ended June 30, 2009 compared to 0.9% for the three months ended June 30, 2008. The increase in general and administrative expenses as a percentage of net sales was due to an increase of audit fees as a result of the expansion of the retail business and increased payroll cost for the additional employees hired in the accounting and finance department.

Other income (expense), net

Other expense, net was $292,000 in the three months ended June 30, 2009 compared to $532,000 of other income, net in the three months ended June 30, 2008. The decrease in other income was attributable to realized gain decreased by $0.7 million from our gold future contract during the three months ended June 30, 2009. We have entered into the gold future contracts with our supplier, The Shanghai Gold Exchange, since 2008, in an attempt to reduce our exposure to volatility in the price of gold.

Provision for income tax

Provision for income tax expense was $3.0 million for the three months ended June 30, 2009, an increase of $1.7 million, or 131%, from approximately $1.3 million for the three months ended June 30, 2008. The increase was primarily due to an increase in the taxable income for the three months ended June 30, 2009, in addition to an increase in the statutory tax rate in 2009. Our effective tax rate for the three months ended June 30, 2009 was 23.3%, an increase of 360 basis points from 19.7% for the same period in 2008.

Net income

Net income increased to $9.9 million for the three months ended June 30, 2009 from $5.3 million for the same period of the prior year, an increase of 86.8%.

Six Months Ended June 30, 2009 and 2008

Net sales

Net sales for the six months ended June 30, 2009 increased by 45.5% to $210.2 million from $144.4 million, compared with the same period in 2008.

Net sales of our wholesale and distribution segment increased by 32.9% to $189.3 million from $142.5 million in the same period of 2008.  The increase was mainly attributable to an increase of sales volume. The selling price of our jewelry products is based on the market price of the precious metals (e.g., gold and platinum) in the periods when the products are sold, plus our processing and design fees. During the first six months of 2009, the quantities sold for gold and platinum increased by 35% and 114%, respectively, compared to the same period in 2008.

Net wholesale and distribution sales for the six months ended June 30, 2009 and 2008 were comprised of the following:

	Six Months Ended June 30,
	2009		2008
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$15.9	8.4%	$11.5	8.1%
Gold	136.4	72.1	96.0	67.3
K-gold, Studded Jewelry and Diamond	37.0	19.5	35.0	24.6

Total	$189.3	100.0%	$142.5	100.0%

Revenue derived from our retail segment during the six months ended June 30, 2009 totaled $20.9 million, representing 9.9% of the total revenue, which included $16.1 million of revenue from the Temix branded products and $4.8 million of revenue from the sale of FUQI branded products.

Net sales derived from our retail segment for the six months ended June 30, 2009 increased by $18.9 million to $20.9 million from $2.0 million in the six months ended June 30, 2008. The increase in retail revenue for the six months ended June 30, 2009 is primarily due to the sales generated from the Temix branded products which accounted for $16.1 million of this increase.

Cost of sales

Cost of sales for the six months ended June 30, 2009 increased to $174.8 million, an increase of $46.3 million, or 36.0%, from $128.5 million for the same period in 2008.

Wholesale and distribution cost of sales increased by $33.7 million, or 26.6%, in the first six months of 2009 to $160.6 million from $126.9 million for the first six months of 2008. The increase in cost of sales, which was consistent with the increase in net sales, was primarily due to an increase in the cost of raw materials, which resulted from the increase in both sales volume and the general increase in direct labor.

Cost of retail sales for the six months ended June 30, 2009 increased by $12.6 million to $14.2 million from approximately $1.6 million for the same period in 2008. The increase in cost of retail sales for the six months ended June 30, 2009 was primarily due to the increase in sales volume.

Gross profit

Gross profit for the six months ended June 30, 2009 increased to $35.4 million, an increase of $19.5 million, or 123%, from $15.9 million for the comparable period in 2008. Gross profit margin increased to 16.8% for the six months ended June 30, 2009, compared to 11.0% for the same period in 2008. The increase in profit margin was mainly attributable to an increase of product segments and an expansion in retail sales, which resulted from an increase in brand awareness, an opening of additional jewelry counters, and acquisition of Temix’s 50 retail stores in August 2008.

Selling and marketing expenses

Selling and marketing expenses for the six months ended June 30, 2009 were approximately $5.8 million, an increase of $4.9 million, or 530%, from $926,000 for the comparable period in 2008. Selling and marketing expenses were 2.8% of net sales for the six months ended June 30, 2009 compared to 0.6% for the six months ended June 30, 2008. The increase in selling and marketing expenses as a percentage of net sales was primarily due to an increase of business tax expenses that resulted from an overall increase in our net revenue, an increase in fees to the malls for retail counters, payroll for retail counter employees, and salaries for our sales and marketing executives.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2009 were $3.9 million, an increase of $1.8 million, or 85.7%, from $ 2.1 million for the comparable period in 2008. General and administrative expenses were 1.8% of net sales for the six months ended June 30, 2009 compared to 1.4% for the six months ended June 30, 2008. The increase in general and administrative expenses as a percentage of net sales was due to an increase of audit fees as a result of the expansion of the retail business and increased payroll cost for the additional employees hired in the accounting and finance department.

Other income (expense), net

Other expense, net was $599,000 in the six months ended June 30, 2009 compared to $1.1 million of other income, net in the six months ended June 30, 2008. The decrease in other income was attributable to realized gain decreased by $1.5 million from our gold future contract during the six months ended June 30, 2009.

Provision for income tax

Provision for income tax expense was $5.6 million for the six months ended June 30, 2009, an increase of $3.2 million, or 133%, from approximately $2.4 million for the six months ended June 30, 2008. The increase was primarily due to an increase in the taxable income for the six months ended June 30, 2009, in addition to an increase in the statutory tax rate in 2009. Our effective tax rate for the six months ended June 30, 2009 was 22.2%, an increase of 500 basis points from 17.2% for the same period in 2008.

Net income

Net income increased to $19.5 million for the six months ended June 30, 2009 from $11.6 million for the same period of the prior year, an increase of 68.1%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had retained earnings of $64.2 million, and cash of $49.3 million. Our primary sources of cash are from operating activities and borrowings from the bank.

At June 30, 2009, we had working capital of $148.9 million. Except for cash, a majority of our net working capital consisted of inventories and accounts receivable. Our inventories increased by 95.5% and our accounts receivable decreased by 18.8% as of June 30, 2009 as compared to December 31, 2008. The increase in inventory was a result of a substantial increase in our purchases of raw materials in order to expand our sales capabilities by taking on larger sales orders from our customers for the rest of the year. As a leading wholesaler and retailer of high quality of precious metal jewelry in China, we believe that we have to maintain sufficient inventory to meet the demand for our products based on customers orders, sales projection and finished goods for sales for retailers, who will purchase from our show room in our head office in Shenzhen. We do not conduct any trading of our precious metal raw materials.   The decrease in accounts receivable was attributable to collection of accounts receivable that were derived from the trend of higher sales in the fourth quarter in 2008.  We typically offer certain of our customers 30-days credit terms for payment but we also temporarily extend credit terms to some of our customers with high credit standings and during the sales peak season, such as the fourth quarter. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debt, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation.

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

As of June 30, 2009, we had outstanding short-term notes payables with banks in an aggregate amount of $32.2 million that are due and payable on dates between December 2009 and June 2010. Our loans are secured by inventory, real properties owned by our affiliated companies and/or guaranteed by our affiliates and our controlling stockholder and his wife.  The amounts outstanding under these lines of credit and short-term notes payable are presented in our financial statements as notes payable.

We have a general banking facility line of credit with Agricultural Bank of China pursuant to a Maximum Banking Facility Agreement dated August 24, 2006 which was renewed in September 2007 and December 2008. The terms of the agreement enable us to borrow up to a maximum facility amount of $14.6 million (RMB 100,000,000) as of June 30, 2009.  In March 2009, we entered into a supplemental agreement with this bank to increase the maximum borrowing amount to approximately $22 million (RMB 150,000,000) as of June 30, 2009.  We executed notes payable with this bank under this facility line with terms less than one year. This renewed facility is secured by our inventory, real properties owned by affiliated companies, and/or guaranteed by our affiliates and our controlling stockholder and his wife and have certain restrictions and covenants. We do not guarantee any indebtedness of our affiliates. As of June 30, 2009 and December 31, 2008, we have approximately $22 million and $14.6 million, respectively, outstanding under the facility, with interest rates ranging from 4.779% to 8.217%.

In June 2008, the Company entered into a Maximum Banking Facility Agreement with the Shenzhen Development Bank that provides for a maximum borrowing of up to approximately $7.3 million (RMB 50,000,000) as of June 30, 2009. This facility and related guarantees which expired and were renewed in May 2009, increased the maximum the Company could draw to $8.3 million (RMB57,000,000) as of June 30, 2009 and is secured by certain real properties owned by affiliate companies and guaranteed by affiliated companies.  Interest is charged at the bank’s prime rate. As of June 30, 2009 and December 31, 2008, the outstanding balance was approximately $8.3 million and $7.3 million, respectively, with interest rates ranging from 4.860% to 5.310%.

In June 2009, the Company entered into a Maximum Banking Facility Agreement with the Shenzhen Development Bank that provides for a maximum borrowing of up to approximately $6.3 million (RMB 43,000,000) as of June 30, 2009. This facility expires in May 2010 and is secured by certain real properties owned by affiliated companies and guaranteed by the Company’s controlling stockholder. Interest is charged at the bank’s prime rate (5.310% at June 30, 2009). As of June 30, 2009 and December 31, 2008, the outstanding balance was approximately $1.9 million and $0, respectively.

We did not pay any cash dividends during the six months ended June 30, 2009 or the years ended December 31, 2008 and 2007. We currently have no intention to declare further dividends in the foreseeable future. Payment of dividends is further restricted under the provisions of our existing loan agreements.

We paid a total of approximately $11.7 million to acquire substantially all of the assets of the Temix Companies in August 2008, with $7.3 million having been paid in cash and the remaining $4.4 million is recorded as other payable, related parties in the consolidated balance sheets as of June 30, 2009 and December 31, 2008. We expect to pay the remaining $4.4 million in the second half of 2009. During the rest of 2009, we intend to open additional retail counters and retail stores, although these plans may change at any given time as our management continually reviews our retail expansion plans, particularly in light of the recent fluctuations in the economy.  Our retail expansion will largely depend on our ability to find sites for, open and operate new retail locations successfully, which depends on, among other things, our ability to: (i) identify suitable counter and store locations; (ii) purchase and negotiate acceptable lease terms; (iii) prepare counters and stores for opening within budget; (iv) source sufficient levels of inventory at acceptable costs to meet the needs of new counters and stores; (v) hire, train and retain personnel, and (vi) secure required governmental permits and approvals. In addition to the funds required to open new retail locations, additional working capital will be needed to operate the retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores.

On August 5, 2009, we closed an underwritten public offering of 5,581,395 shares of common stock at a price per share of $21.50, raising proceeds, net of underwriting discounts and commissions and estimated offering expenses, of approximately $112.4 million.  The shares issued in the offering include 726,395 shares issued pursuant to the underwriters’ exercise of their over-allotment option.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for at least the next 12 months. During the next 12 months, we expect to expend significant amounts of capital to support and grow our wholesale and distribution business and expand our retail business. The sources of the funding for our expected expenditures over the next 12 months include the net proceeds from the August 2009 public offering, our current cash and cash flow from operations.  However, we may require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.  We cannot be certain that additional capital will be available on favorable terms, if at all, and any available additional financing may not be adequate to meet our goals.  Moreover, any equity financing would result in dilution to stockholders.  If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to effectively execute our growth strategy (including expanding our business to the retail market), take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In addition, we may be required to scale back or discontinue our production and development program, or obtain funds through strategic alliances that may require us to relinquish certain rights.

Operating activities – Net cash used for operating activities was $17.6 million for the six months ended June 30, 2009, compared to net cash provided by operating activities of $9.5 million for the same period in 2008. The $27.1 million decrease was primarily due to an increase in inventory in the amount of $42.4 million during the period ended June 30, 2009 compared to an increase of $3.5 million during the same period in 2008, in additional to a decrease of accounts receivable in the amount of $14.1 million during the period ended June 30, 2009 compared to an increase of $268,000 in the same period in 2008.

Investing activities - Net cash used for investing activities amounted to approximately $884,000 for the six months ended June 30, 2009, compared to net cash used for investing activities of $140,000 for the six months ended June 30, 2008. The change was due to a decrease in restricted cash of $427,000 resulting from a bank loan of which the restricted deposit was pledged as collateral being paid off during the first quarter of 2008.

Financing activities - Net cash provided by financing activities amounted to $11.3 million for the six months ended June 30, 2009, compared to net cash used for financing activities of $285,000 for the six months ended June 30, 2008. The increase was primarily a result of additional borrowings of approximately $7.3 million (RMB50,000,000) through a supplemental agreement with the Agricultural Bank of China executed in March 2009 and approximately $2.9 million (RMB20,000,000) with the Shenzhen Development Bank in May and June 2009.

Contractual Obligations

We enter into operating leases for our retail locations. Other than the seven retail stores as of June 30, 2009, which operate under a monthly fixed rate of lease, all counter lease agreements are provided with contingent rent provisions based on a percentage of sales generated in the jewelry counters within department stores which are excluded from minimum lease payments. The average monthly fixed rate of each of the seven retail shops is approximately $8,000.  Since the transfer of the legal titles of the stores into our name has not yet been completed, the lease agreements of the seven retail stores remain between the lessors and Shanghai Tian Mei Jewelry Co. Ltd., and the operating lease commitment of these retail stores are not included in the following table.

The following table describes our contractual commitments and obligations as of June 30, 2009:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Short-term borrowings	$32,201,876	$32,201,876	$-	$-		$-
Lease of Plant & Office	$176,863	$93,316	$83,547	$-		$-
Lease of Staff Dormitory	$305,808	$54,555	$175,668	$75,585		$-
	$32,684,547	$32,349,747	$259,215	$75,585	$

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

As required by Rule 13a-15(b) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2009, due to the material weaknesses that we identified in internal control over financial reporting, specifically related to period-end closing process and revenue recognition in improper periods.

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

3.
We will continue to evaluate our existing staff and make modifications as necessary, in addition to providing additional training on accounting principles and internal control procedures for our existing staff.  We have also required all personnel in our China financial department to obtain additional accounting qualifications.

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

6.
We are in the process of expanding the internal control functions and honing related policies and procedures. As referenced above, we hired a qualified and experienced Internal Audit Manager, who commenced work in January 2009.  We also plan to allocate and transfer additional resources to the internal audit department for the purpose of enhancing the internal audit function. Moreover, we also hired an international accounting firm to provide professional support to our internal control functions to achieve compliance of internal controls required by the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls over Financial Reporting

Due to the implementation of the remedial measures described above, in addition to the designing, planning, and integration of the internal controls over financial reporting for Temix, there were changes in our internal controls over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

None.

ITEM 1A - RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2008.

Our acquisition of substantially all of the assets of the Temix Companies in August 2008 may not result in the benefits and revenue growth we expect.

In August 2008, we commenced our acquisition of substantially all of the assets of the Temix Companies. As part of the acquisition, the intellectual property was first transferred from the Temix Companies to their controlling shareholder, Mr. Chujian Huang, which step has been completed, and then from Mr. Huang to us, which step has not yet been completed.  The Temix Companies was our first major acquisition of a jewelry retail operation. We may continue to acquire additional businesses in the future. This acquisition and future acquisitions involve substantial risks, including:

•	integration and management of the operations;

•	retention of key personnel;

•	integration of information systems, internal procedures, accounts receivable and management, financial and operational controls;

•	retention of customer base of acquired businesses;

•	diversion of management’s attention from other ongoing business concerns; and exposure to unanticipated liabilities of acquired companies;

•
uncertainty as to whether PRC governmental authorities will question the structure of the acquisition of assets of the Temix Companies and require approval of PRC authorities that would have the ability to seek to void the transaction;

•	uncertainty as to whether the payment of our common stock for the intellectual property of the Temix Companies may be subject to tax liability or foreign exchange control in the PRC;

•	timely transfer by Mr. Huang to us of net sales proceeds from Temix leased counters not yet transfered by Mr. Huang to us;

•	unforeseen tax liability in connection with Shenzhen Fuqi Jewelry Co., Ltd.’s (“Fuqi China”) possession and operation of the majority of the assets we acquired from the Temix Companies;

•	difficulty or delays in fully implementing transfers of tangible and intangible property rights in the PRC—we have had such difficulties with the acquisition of assets of the Temix Companies; and

•	failure to realize anticipated financial results or benefits.

These and other factors could harm our ability to achieve anticipated levels of profitability or realize other anticipated benefits of an acquisition and could adversely affect our business and operating results.

Our business could be materially adversely affected if we cannot protect our intellectual property rights.

Protection of intellectual property rights remains an issue in China. While we have applied for patents on a limited number of designs of our jewelry products, it may be difficult to enforce our rights relating to these designs as well as our trademark and tradenames. Unauthorized use of our designs, trademarks and tradenames could result in potential sales of products being diverted to such unauthorized sellers and potential damage or dilute the value of such rights and our brand.

Our failure to comply with environmental laws, rules, and regulations may have a material adverse effect on our business and results of operations.

Fuqi China’s operations are subject to environmental laws, rules, and regulations of the PRC. Our manufacturing process involves certain hazardous chemicals we use in processing precious metals. We are subject to a special set of environmental protection standards that require us to properly treat and dispose of waste substance produced in our manufacturing process, and are also subject to fees for the discharge of such waste substances under PRC laws and regulations.

Environmental hazards may occur in connection with our operations as a result of human negligence, force majeure or otherwise. The occurrence of any environmental hazards may delay production, increase production costs, cause personal injuries or property damage, all of which could result in damage to our reputation or fines, penalties or revocation of our business license, any of which could detrimentally affect our results of operations.

In the future, we may experience increased costs of production arising from compliance with environmental laws and regulations. Moreover, the development of the Chinese economy and improvements in living standards may lead to heightened awareness of environmental protection. As a result, it is possible that the PRC may enact more stringent environmental laws, regulations or policies in the future, or that the PRC will more strictly enforce the existing environmental laws, regulations and policies. We may not always be able to comply with existing or future PRC environmental protection laws, regulations or policies. Should we fail to comply with such laws, regulations or policies, we may be subject to penalties and liabilities under PRC laws and regulations, which may have a material adverse effect on our business and results of operations.

We face risks related to natural disasters, terrorist attacks or other events in China that may affect usage of public transportation, which could have a material adverse effect on our retail business and results of operations.

Our business could be materially and adversely affected by natural disasters, terrorist attacks or other events in China. Any future natural disasters, terrorist attacks or other events in China could cause a reduction in usage of, or other severe disruptions to, public transportation systems and could have a material adverse effect on our retail business and results of operations.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2009, we held our annual meeting of stockholders. Of the 22,005,509 shares eligible to vote, 20,904,350, or 95%, votes were returned, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I—Election of directors; Proposal II—Ratification of the appointment of Stonefield Josephson, Inc. as our independent auditors for the year ending December 31, 2009; and Proposal III —Approval of the Fuqi International, Inc. 2009 Omnibus Incentive Plan.

Proposal I—Election of Directors

The results of voting on these proposals are as follows:

Director	For	Withheld	Elected
Yu Kwai Chong	20,847,612	63,806	Yes
Ching Wan Wong	19,671,877	1,239,541	Yes
Lie Xi Zhuang	19,831,714	1,079,704	Yes
Lily Lee Chen	20,861,696	49,722	Yes
Eileen B. Brody	19,400,325	1,511,093	Yes
Victor A. Hollander	19,399,152	1,512,266	Yes
Jeff Haiyong Liu	19,382,573	1,528,845	Yes

All directors are elected at our annual meeting of stockholders.

Proposal II—Ratification of the appointment of Stonefield Josephson, Inc. as our independent auditors for the year ending December 31, 2009.

Proposal II was approved with 20,846,596 shares voted for, 62,438 voted against and 2,383 abstained from voting, thereby, ratifying the appointment of Stonefield Josephson, Inc. as our independent auditors for the year ending December 31, 2009.

Proposal III—Approval of the Fuqi International, Inc. 2009 Omnibus Incentive Plan.

Proposal III was approved with 13,935,068 shares voted for, 2,975,401 voted against and 5,806 abstained from voting, thereby, approving the Fuqi International, Inc. 2009 Omnibus Incentive Plan.  Upon the approval of the Fuqi International, Inc. 2009 Omnibus Incentive Plan, our 2007 Equity Incentive Plan was frozen and no further grants or awards will be made under such plan. However, the 2007 Equity Incentive Plan will continue in effect for so long as and solely to the extent necessary to administer previously-granted awards that remain outstanding under such plan.

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

FUQI INTERNATIONAL, INC.

Date: August 6, 2009	By:	/s/ Yu Kwai Chong
Yu Kwai Chong
Chief Executive Officer

Date: August 6, 2009	By:	/s/ Ching Wan Wong
Ching Wan Wong
Chief Financial Officer