Form 10-Q
period 2009-09-30
FUQI INTERNATIONAL, INC.
filed 2009-11-09
CIK 1382696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

 As of November 9, 2009 the registrant had issued and outstanding 27,628,656 shares of common stock, par value $0.001 per share.

FUQI INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

FUQI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$173,169,185	$56,569,733
Accounts receivable, including amount due from related party of $9,376,955 for 2009 and $2,837,907 for 2008, net of allowance for doubtful accounts of $1,171,000 for 2009 and $1,620,000 for 2008	73,825,242	73,949,200
Value added taxes receivable	5,824,290	2,170,669
Inventories	85,774,101	44,409,645
Prepaid expenses and other current assets	561,747	286,405
Advances to suppliers	26,120,827	8,468,971
Gold future contracts	-	1,426,236
Deferred taxes	26,820	142,608
Total current assets	365,302,212	187,423,467

Property, equipment, and improvements, net	4,046,172	3,400,642
Deposits	114,909	104,414
Goodwill	585,693	583,269
Acquired intangibles, net	3,103,914	3,197,344
Other assets	93,658	140,278

	$373,246,558	$194,849,414
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$48,323,327	$21,944,904
Accounts payable and accrued liabilities	8,261,630	12,511,519
Other payable, related parties	3,076,720	6,287,102
Customer deposits	18,271,322	14,474,178
Income tax payable	6,682,964	2,802,110
Total current liabilities	84,615,963	58,019,813

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, shares issued and outstanding – 27,628,656 for 2009 and 22,005,509 for 2008	27,629	22,006
Additional paid in capital	195,960,570	82,503,638
Accumulated foreign currency translation adjustments	9,659,714	9,620,524
Retained earnings	82,982,682	44,683,433
Total stockholders' equity	288,630,595	136,829,601

	$373,246,558	$194,849,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales:
Wholesale and distribution	$117,450,677	$90,523,143	$306,780,848	$233,011,441
Retail	9,737,783	3,154,558	30,609,867	5,108,874
	127,188,460	93,677,701	337,390,715	238,120,315
Cost of sales:
Wholesale and distribution	89,712,957	80,723,212	250,306,439	207,616,922
Retail	7,538,332	1,956,227	21,740,102	3,596,854
	97,251,289	82,679,439	272,046,541	211,213,776

Gross Profit	29,937,171	10,998,262	65,344,174	26,906,539

Operating expenses:
Selling and marketing	3,893,122	1,559,892	9,731,593	2,486,020
General and administrative	1,828,675	1,153,666	5,690,294	3,222,725

Total operating expenses	5,721,797	2,713,558	15,421,887	5,708,745

Income from operations	24,215,374	8,284,704	49,922,287	21,197,794

Other income (expenses):
Interest expense	(667,537)	(400,799)	(1,463,510)	(1,086,954)
Interest income	54,303	6,715	114,928	20,050
(Loss) / gain from derivative instrument	(18,652)	22,954	77,019	1,584,220
Miscellaneous	150,648	16,111	190,905	272,271

Total other income (expenses)	(481,238)	(355,019)	(1,080,658)	789,587

Income before provision for income taxes	23,734,136	7,929,685	48,841,629	21,987,381

Provision for income taxes	4,962,627	1,409,127	10,542,380	3,820,983

Net income	18,771,509	6,520,558	38,299,249	18,166,398

Other comprehensive income - foreign currency translation adjustments	47,969	707,332	39,190	7,213,788

Comprehensive income	$18,819,478	$7,227,890	$38,338,439	$25,380,186

Earnings per share - basic	$0.75	$0.31	$1.69	$0.86

Earnings per share - diluted	$0.73	$0.31	$1.66	$0.86

Weighted average number of common shares - basic	24,964,966	21,247,868	22,654,228	21,033,701

Weighted average number of common shares - diluted	25,722,344	21,247,868	23,045,424	21,033,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
INCREASE (DECREASE) IN CASH

	Nine Months Ended September 30,
	2009	2008
Cash flows provided by operating activities:
Net income	$38,299,249	$18,166,398
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	905,330	363,644
Provision for inventory reserve	-	1,958,552
Bad debt provision	(449,290)	100,633
Stock-based compensation	467,729	445,653
Loss on disposal on property, equipment and improvements	55,355	18,189

Changes in operating assets and liabilities:
Accounts receivable	(3,749,103)	(24,737,675)
Value added taxes receivable	(3,649,481)	(2,951,671)
Inventories	(41,299,295)	(10,614,653)
Prepaid expenses and other current assets	(215,109)	(148,260)
Gold future contracts	1,426,716	609,615
Advances to suppliers	(17,633,714)	(576,491)
Deferred taxes	115,851	(2,239,121)
Other assets	46,722	(111,561)
Accounts payable, accrued expenses, accrued business tax, and other payable	(4,218,947)	4,957,894
Customer deposits	3,781,576	2,311,975
Income tax payable	3,876,000	1,658,344
Net cash used for operating activities	(22,240,411)	(10,788,535)

Cash flows provided by (used for) investing activities:
Purchase of property, equipment and improvements	(1,624,738)	(959,435)
Proceeds from disposal of property, equipment and improvements	79,028	-
Business acquisition	-	(3,911,646)
Decrease in restricted cash	-	431,282
Net cash used for investing activities	(1,545,710)	(4,439,799)

Cash flows provided by (used for) financing activities:
Proceeds from short-term borrowing	26,342,748	3,594,019
Repayments to a related party	(965,901)	-
Advances from a related party	2,071,706	-
Issuance of common stock related to public offering, net of financing cost	112,994,826	-
Net cash provided by financing activities	140,443,379	3,594,019

Effect of exchange rate changes on cash	(57,806)	4,522,759

Net increase (decrease) in cash	116,599,452	(7,111,556)

Cash, beginning of the period	56,569,733	63,293,653

Cash, end of the period	$173,169,185	$56,182,097

Supplemental disclosure of cash flow information:
Interest paid	$1,533,925	$604,505
Income taxes paid	$6,550,534	$4,449,155

Non-cash disclosure:
Issuance of common stock for the Temix acquisition	$-	$4,021,160
Offset of accounts receivables from related party and other payable to a related party	$4,392,387	$-
Non monetary exchanges related to certain retail sales	$1,553,949	$607,186
Transfer of acquisition deposit as a payment of the purchase price for business acquisition	$-	$718,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization, Nature of Business and Basis of Presentation:

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

The Company’s business is seasonal in nature, and its sales on wholesales are typically lower in the third quarter as compared to the other quarters of the year. The Company utilizes its facilities, as well, for original design manufacturing ("ODM") contracts.  Through these ODM contracts, customers provide the raw materials used to produce the finished products in its production facilities with its labor, expertise, and know-how. With cooperation between PRC universities and its internal technical experts, the Company developed an exclusive processing technique for the production of hard gold products, which have been released into the jewelry market during the year. The Company will continue to invest to develop new technology.

The Company has increasingly received ODM contracts/orders from customers. In the third quarter of 2009, it entered into ODM contracts with various customers, and such contracts contributed significant amount of revenue in the third quarter, which was recognized under our wholesale segment. The Company is still evaluating the demand and its business model whether to form a new business department or new production unit to capture more potential ODM business.

In 2007, the Company formally started operating retail jewelry counters under the brand name of “FUQI,” which is targeted to a broad group of middle class consumers that purchase more traditional gold and platinum jewelry and jewelry gift items. In August 2008, the Company acquired Temix, a jewelry retail chain with 50 jewelry counters and shops offering high quality diamond products, located in Beijing and Shanghai. As of September 30, 2009, the Company had 79 jewelry retail counters and stores in China.

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of the management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Fuqi as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008, and the cash flows for the nine months ended September 30, 2009 and 2008. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. The Company’s business is seasonal in nature, with its sales and net income generally higher in the fourth calendar quarter.

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

Consolidation Policy

The condensed consolidated financial statements include the condensed consolidated financial statements of Fuqi International, Inc. and its wholly owned subsidiaries, Fuqi International Holdings Co., Ltd. ("Fuqi BVI"), Shenzhen Fuqi Jewelry Co., Ltd. ("Fuqi China"), and Fuqi Jewelry (Hong Kong) Co., Ltd. ("Fuqi HK"). All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Government Subsidy

The Company receives non-repayable subsidies from PRC local government agencies after meeting certain conditions, such as locating their office in a certain district, passing certain technological certification or initial public offering of the Company’s stock. The subsidies are recorded in other income of the consolidated statements of operations in the period in which the right to receive such subsidies is established.

Operating Leases

The Company generally enters into operating leases for its retail counters. Other than the Company’s seven retail stores as of September 30, 2009, which operate under a monthly fixed rate of lease, all counters lease agreements are provided with contingent rent provisions based on a percentage of sales generated in the jewelry counters within department stores. Most of the Company’s lease agreements include renewal periods at the Company’s option. Lease expenses are recorded in selling and marketing expenses on the Company’s condensed consolidated statements of income.

Basic and Diluted Earnings Per Share

As of September 30, 2009 and 2008, the Company had common stock equivalents of 1,110,364 shares and 1,320,000 shares, respectively, upon the exercise of stock options.  Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period and excludes the dilutive effect of stock options.  Diluted net income per share gives effect to all dilutive potential common shares outstanding during a period. Contingency shares of 540,333 issued and held in the escrow related to the Temix acquisition in August 2008 were excluded from the calculations as the contingency has not yet been released as of September 30, 2009.  See Note (12) for further details.

The dilutive effect of outstanding stock options is reflected in diluted net income per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three months and nine months ended September 30, 2009.  The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$18,772	$6,521	$38,299	$18,166
Denominator:
Weighted average common stock outstanding
Basic	24,964,966	21,247,868	22,654,228	21,033,701
Effect of dilutive securities	757,378	-	391,196	-
Denominator for diluted calculation	25,722,344	21,247,868	23,045,424	21,033,701
Net income per share:
Basic	$0.75	$0.31	$1.69	$0.86
Diluted	$0.73	$0.31	$1.66	$0.86

Stock-based Compensation

2007 Equity Incentive Plan

Stock options have been granted to certain of the Company’s officers and directors pursuant to the 2007 Equity Incentive Plan. Stock options are generally granted with exercise prices equal to the market price of the Company's stock at the date of grant and vested over time.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

A summary of the status of the Company’s 2007 Equity Incentive Plan is presented below:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2009	1,441,776	$8.79
Granted	-	-
Forfeited	(600,000)	$9.00
Exercised	-	-
Outstanding, March 31, 2009	841,776	$8.65
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2009	841,776	$8.65
Granted	-	-
Forfeited	-	-
Exercised	-	-

Outstanding, September 30, 2009	841,776	$8.65	$17,310,616

Vested and expected to vest, September 30, 2009	841,776	$8.65	$17,310,616
Exercisable, September 30, 2009	641,776	$8.54	$13,268,616

Stock-based compensation expense for the 2007 Equity Incentive Plan was approximately $57,000 and $149,000 for the three months ended September 30, 2009 and 2008, respectively, and $126,000 and $446,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, unrecognized estimated compensation cost was approximately $23,000 and $459,000, respectively, which is expected to be recognized over a weighted-average period of 0.07 year and 0.82 year relating to options for approximately 200,000 shares and 400,000 shares which were outstanding at such date but which had not yet vested. In March 2009, the Company reversed $46,000 of previously amortized portion of unvested options for an executive director who resigned during the first quarter of 2009. In addition, the Company reversed $110,000 of compensation expense in the second quarter of 2009 that was previously accrued in the first quarter of 2009 for estimated value of options pursuant to the terms of employment agreements with three of its executive officers.

As of September 30, 2009, options to purchase 56,422, 65,354, and 720,000 shares of common stock, at exercise prices of $6.89, $6.26, and $9.00, respectively, were outstanding and 641,776 of the options to purchase common shares were exercisable as of September 30, 2009.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $29.21 of the Company’s common stock on the last trading day on September 30, 2009.

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

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

A summary of the status of the Company’s 2009 Omnibus Incentive Plan is presented below:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 31, 2009	-	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2009	-	-
Granted	268,588	$5.93
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2009	268,588	$5.93
Granted	-	-
Forfeited	-	-
Exercised	-	-

Outstanding, September 30, 2009	268,588	$5.93	$6,252,729

Vested and expected to vest, September 30, 2009	268,588	$5.93	$6,252,729
Exercisable, September 30, 2009	-	$-	$-

Stock-based compensation expense for options granted under the 2009 Omnibus Incentive Plan was approximately $94,000 and $156,000 for the three and nine months ended September 30, 2009. As of September 30, 2009, unrecognized estimated compensation cost was approximately $787,000, which is expected to be recognized over a weighted-average period of 2.4 years relating to options for approximately 269,000 nonvested shares. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation related to these awards may be different from the expectation.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $29.21 of the Company’s common stock on the last trading day on September 30, 2009.

Outstanding stock options represented approximately 4% of the Company’s outstanding shares of common stock as of September 30, 2009.

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

Stock-based compensation expense for these restricted stock granted under the 2009 Omnibus Incentive Plan was approximately $62,000 and $186,000 for the three and nine months ended September 30, 2009.  As of September 30, 2009, there was $61,897 unrecognized share-based compensation cost related to nonvested restricted stock. This deferred cost is expected to be recognized over a weighted-average vesting period of 0.25 year.

Segment Reporting

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

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

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

Subsequent Events

We evaluated subsequent events through November 9, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC.

Newly Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) regarding business combinations. This guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. Also, the Company adopted issued by the FASB regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amended certain provisions of business combinations guidance related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The Company believes the adoption this guidance did not have a material impact on its condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted guidance issued by the FASB regarding noncontrolling interests in consolidated financial statements, which was retrospectively applied. The guidance requires noncontrolling interests to be separately presented as a component of stockholders’ equity in the unaudited condensed consolidated financial statements. The Company believes the adoption of this guidance did not have any significant impact on its financial condition or results of operations.

Effective January 1, 2009, the Company adopted guidance issued by the FASB regarding determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under another guidance regarding goodwill and other intangible assets. The guidance for determining the useful life of a recognized intangible asset in this guidance shall be applied prospectively to intangible assets acquired after the effective date. The Company believes the adoption did not have a material impact on its condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted guidance issued by the FASB regarding the hierarchy of generally accepted accounting principles. This guidance identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. This guidance directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company believes the adoption did not have a material impact on its condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted the guidance issued by the FASB issued regarding determining whether instruments granted in share-based payment transactions are participating securities. This guidance gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain nonforfeitable rights to dividends or dividend equivalents. The Company believes the adoption did not have a material impact on its condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted the guidance issued by the FASB regarding equity method investment accounting considerations. This guidance provides guidance for entities that acquire or hold investments accounted for under the equity method. The Company believes the adoption did not have a material impact on its condensed consolidated financial statements.

Effective April 1, 2009, the Company adopted the amended guidance issued by the FASB regarding interim disclosures about fair value of financial instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The Company believes the adoption of this guidance did not have any significant impact on its financial condition or results of operations.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Effective April 1, 2009, the Company adopted guidance issued by the FASB regarding subsequent events. The objective of the guidance is to establish general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company believes the adoption of this guidance did not have any significant impact on its financial condition or results of operations.

Effective July 1, 2009, the Company adopted the new Accounting Standards Codification (the “ASC”) as issued by the FASB. The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009. The Company believes the adoption of the ASC did not have any significant impact on its financial condition or results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance is effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for us beginning in the first quarter of 2010. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial position or results of operations.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed.  The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.

(2)	Inventories:

A summary of inventory is as follows:

	September 30,	December 31,
	2009	2008

Raw materials	$32,714,165	$2,438,800
Work in progress	3,300,138	12,710,735
Finished goods	22,086,668	7,781,159
Merchandise - retail	27,673,130	21,478,951

	$85,774,101	$44,409,645

Inventories are stated at the lower of cost or market. The first-in-first-out method is used to account for gold and platinum jewelries and the specific identification method for diamond jewelries.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

(3)	Property, Equipment and Improvements:

A summary of property, equipment and improvements is as follows:

	September 30,	December 31,
	2009	2008

Production equipment	$1,802,446	$1,578,682
Computer hardware and software	433,206	255,376
Furniture and fixtures	266,427	220,441
Automobiles	726,365	637,137
Leasehold improvement	2,707,458	1,964,445
Building	623,481	622,906
	6,559,383	5,278,987
Less: accumulated depreciation and amortization	2,513,211	1,878,345
	$4,046,172	$3,400,642

Depreciation and amortization expense for property, equipment, and improvements amounted to approximately $300,951 and $122,135 for the three months ended September 30, 2009 and 2008, respectively, and $809,006 and $342,248 for the nine months ended September 30, 2009 and 2008, respectively.

(4)	Acquired Intangible Assets:

Acquired intangible assets, net consisted of the following:

	September 30, 2009	December 31, 2008

Trade names	$2,952,820	$2,952,820
Non-compete agreement	123,318	123,318
Strategic alliance agreement	174,538	174,538
Total	$3,250,676	$3,250,676
Less: accumulated amortization	146,762	53,332
Acquired intangible assets, net	$3,103,914	$3,197,344

	As of September 30, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets subject to amortization:
Non-compete agreement	$123,318	$(52,911)	$123,318	$(22,080)
Strategic alliance agreement	174,538	(93,851)	174,538	$(31,252)

Total	$297,856	$(146,762)	$297,856	$(53,332)

Intangible assets not subject to amortization:
Trade names	$2,952,820	$-	$2,952,820	$-

Total	$2,952,820	$-	$2,952,820	$-

Amortization expense is $30,796 and $0 for the three months ended September 30, 2009 and 2008, respectively, and $93,430 and $0 for the nine months ended September 30, 2009 and 2008, respectively. Expected amortization expense is estimated to be $92,013 in 2010, and $24,136 in 2011 and the weighted average amortization lives are approximately 1.26 years.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended September 30, 2009.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

(5)	Goodwill:

The changes in the carrying amount of goodwill which was assigned to the retail segment during the nine months ended September 30, 2009 were as follows:

Balance as of December 31, 2008	$583,269
Foreign exchange difference due to translation	2,424

Balance as of September 30, 2009	$585,693

(6)	Retail Operating Lease Agreements:

For the three months ended September 30, 2009, the Company opened a total of eleven new retail counters. Three counters ,which are located in Beijing, Shanghai and Shenyang, are under the FUQI brand and eight counters, which located in Beijing and Shanghai, are under the Temix brand. A total of three retail counters in Henan and Jiangsu were closed during the three months ended September 30, 2009.  Including the retail counters and shops acquired through the Temix acquisition, the Company had a total of 72 jewelry counters and seven jewelry shops located in Beijing, Shanghai, and other PRC cities. A summary of retail presences as of September 30, 2009 is summarized as follows:

Brand		Counters	Shops	Total
FUQI	Beijing	8	0	8
	Shenyang	4	0	4
	Shanghai	1	0	1
	Shandong	1	0	1
		14	0	14
TEMIX	Beijing	29	0	29
	Shanghai	29	7	36
		58	7	65

		72	7	79

The retail counters and shops are operating under operating leases with a term in a range of 6 months to 1 year with an option of extensions. A majority of the leases require payment of contingent rent based on a percentage of store sales. The monthly fees for the seven retail shops under the lease agreement are fixed and are charged in a range of $826 to $21,740 per shop.  Fees paid to the department stores and shopping malls totaling $1,032,443 and $641,082 for the three months ended September 30, 2009 and 2008, respectively, and $3,350,498 and $711,180 for the nine months ended September 30, 2009 and 2008, respectively, and are included in selling and marketing expenses.

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

(7)	Notes Payable:

The Company has a general banking facility line of credit with Agricultural Bank of China pursuant to a Maximum Banking Facility Agreement dated August 24, 2006 which was renewed in September 2007 and December 2008. The terms of the agreement enable the Company to borrow up to a maximum facility amount of approximately $14.6 million (RMB 100,000,000) as of December 31, 2008.  In March 2009, the Company entered into a supplemental agreement with this bank to increase the maximum borrowing amount to approximately $22 million (RMB 150,000,000).  The Company executed notes payable with this bank under this facility line with terms less than one year. As of September 30, 2009 and December 31, 2008, the Company has approximately $22 million and $14.6 million, respectively, outstanding under the facility, with interest rates ranging from 4.779% to 8.217%.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

In June 2008, the Company entered into a Maximum Banking Facility Agreement with the Shenzhen Development Bank that provides for a maximum borrowing of up to $7.3 million (RMB 50,000,000) as of December 31, 2008. This facility and related guarantees which expired and were renewed in May 2009, increased the maximum the Company could draw to approximately $8.3 million (RMB57,000,000) and is secured by certain real properties owned by affiliated companies and guaranteed by affiliated companies. Interest is charged at the bank’s prime rate. As of September 30, 2009 and December 31, 2008, the outstanding balance was $8,346,757 and $7,314,968 respectively, with interest rates ranging from 4.860% to 5.310%.

In June 2009, the Company entered into a Maximum Banking Facility Agreement with the Shenzhen Development Bank that provides for a maximum borrowing of up to approximately $6.3 million (RMB 43,000,000) as of June 30, 2009. This facility expires in May 2010 and is secured by certain real properties owned by affiliated companies and guaranteed by the Company’s controlling stockholder. Interest is charged at the bank’s prime rate (5.310% at September 30, 2009). As of September 30, 2009 and December 31, 2008, the outstanding balance was $6,296,676 and $0, respectively.

In July and August 2009, the Company entered into two Working Capital Loan Agreements in an aggregate amount of $11,714,746 with the Industrial and Commercial Bank of China.  These loans mature in July and August 2010, respectively, and   are guaranteed by an affiliated company, a third-party financing company, and  personally guaranteed by the Company’s controlling stockholder, up to a maximum guarantee amount of $14.6 million (RMB100,000,000). As of September 30, 2009, the outstanding balance was $11,714,746 with an interest rate based on China People’s Bank’s base rate, which is subject to be revised semi-annually.  The initial interest rate charged on these loans is 4.425%.

The individual loans drawn on these facilities are summarized as follows:

	September 30, 2009	December 31, 2008
A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	$-	$1,024,096

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	-	1,462,994

A note payable with interest at a rate of 6.831%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	-	1,462,994

A note payable with interest at a rate of 6.831%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	-	2,267,640

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2009 and was repaid.	-	1,975,041

A note payable with interest at a rate of 8.217%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in March 2009 and was repaid.	-	2,925,987

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2009 and was repaid.	-	1,462,994

A note payable with interest at a rate of 7.227%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matured in January 2009 and was repaid.	-	2,048,190

A note payable with interest at a rate of 5.04%, secured by certain real properties owned by an affiliate, matured in June 2009 and was repaid.	-	3,364,885

A note payable with interest at a rate of 4.86%, secured by certain real properties owned by an affiliate, matured in June 2009 and was repaid.	-	3,950,083

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

	September 30, 2009	December 31, 2008

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in January 2010.	2,928,686	-

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2010.	2,269,732	-

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2010.	2,489,384	-

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder, matures in March 2010.	1,464,343	-

A note payable with interest at a rate of 4.779%, guaranteed by an affiliated company, and the Company’s controlling stockholder and his wife, matures in February 2010.	2,489,384	-

A note payable with interest at a rate of 4.779%, guaranteed by an affiliated company, and the Company’s controlling stockholder and his wife, matures in February 2010.	2,342,949	-

A note payable with interest at a rate of 4.779%, guaranteed by an affiliated company, and the Company’s controlling stockholder and his wife, matures in March 2010.	2,489,384	-

A note payable with interest at a rate of 5.310%, secured by certain real properties owned by affiliated companies, and guaranteed by affiliated companies, matures in May 2010.	4,393,030	-

A note payable with interest at a rate of 5.310%, secured by certain real properties owned by affiliated companies, and guaranteed by affiliated companies, matures in June 2010.	3,953,727	-

A note payable with interest at a rate of 5.310%, secured by certain real properties owned by affiliated companies, and personally guaranteed by the Company’s controlling stockholder, matures in June 2010.	1,903,646	-

A note payable with interest at a rate of 5.310%, secured by certain real properties owned by affiliated companies, and personally guaranteed by the Company’s controlling stockholder, matures in July 2010.	4,393,030	-

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

	September 30, 2009	December 31, 2008
A note payable with interest at a rate of 4.425%, which is subject to be revised semi-annually, guaranteed by an affiliated company, a third-party financing company, and personally guaranteed by the Company’s controlling stockholder, matures in July 2010.	5,857,373	-

A note payable with interest at a rate of 4.425%, which is subject to be revised semi-annually, guaranteed by an affiliated company, a third-party financing company, and personally guaranteed by the Company’s controlling stockholder, matures in August 2010.	5,857,373	-

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder and his wife, matures in June 2010.	1,976,863	-

A note payable with interest at a rate of 4.779%, secured by the Company’s inventories, certain real estate properties owned by affiliated companies, guaranteed by affiliated companies and personally guaranteed by the Company’s controlling stockholder and his wife, matures in June 2010.	3,514,423	-

	$48,323,327	$21,944,904

(8)	Gold Futures Contracts:

The Company enters into certain gold futures contracts with its supplier, Shanghai Gold Exchange. Gold futures offered by Shanghai Gold Exchange are designed for full members to hedge or to acquire inventory at a preset price. The futures contract arrangements include purchase call and/or put options. The Company utilized these futures contracts to manage its consolidated exposure to changes in inventory values due to fluctuations in market prices and is not considered as hedges under US GAAP.

Effective January 1, 2009, the Company adopted the disclosure requirements of FASB regarding disclosures about derivative instruments and hedging activities. As of December 31, 2008, the Company’s only derivative instrument was the gold future contracts which were shown as gold future contracts under assets in the accompanying condensed consolidated balance sheets.  The fair value of these gold future contracts totaled $0 and $1,426,236, as of September 30, 2009 and December 31, 2008, respectively.

The Company incurred a loss from the derivative instrument of approximately $19,000 for the three months ended September 30, 2009 and recognized a gain from the derivative instrument of approximately $23,000 for the three months ended September 30, 2008. In addition, a gain of approximately $77,000 and $1,584,000 for the nine months ended September 30, 2009 and 2008, respectively, was recognized as gain from derivative instrument under other income (expense) in the accompanying condensed consolidated statements of income.

(9)	Fair Value Measurement:

On January 1, 2008, the Company adopted guidance issued by FASB regarding fair value measurements for financial assets and liabilities. This guidance establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.

This guidance established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Level 3:
Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy:

Fair Value Measurements Using
	Level 1	Level 2	Level 3
As of September 30, 2009:
Assets

Derivative financial instruments	$—	$—	$—
Liabilities:	$—	$—	$—

As of December 31, 2008:
Assets

Derivative financial instruments	$—	$1,426,236	$—
Liabilities:	$—	$—	$—

The Company’s derivative financial instruments are gold future contracts based on gold price rates, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a Level 2 input. Unrealized gain of these gold future contracts at December 31, 2008 was immaterial to the consolidated financial statements.

(10)	Related-Party Transactions:

In connection with the Company’s continued transferring of certain legal titles of the retail counters from each individual department store or mall from the Temix Companies to Shenzhen Fuqi, Mr. Chujian Huang, the Company’s stockholder and the former owner of the Temix retail chains which the Company acquired in August 2008, collected a total of $9,376,955 from the shopping malls on behalf of the Company which was classified as accounts receivable from related party at September 30, 2009.  For the three months and nine months ended September 30, 2009, Mr. Chujian Huang also paid certain expenses for operating the retail counters totaling $19,504 and $2,071,706, respectively, which was classified as part of other payable, related party at September 30, 2009.

The Company had an outstanding payable to Mr. Chujian Huang in the amount of approximately $4.4 million related to the Temix acquisition in 2008, which was included in other payable, related parties as of December 31, 2008. The Company settled the full outstanding amount due to Mr. Huang through an offset of accounts receivable due from him during the three months ended September 30, 2009.

For the three months and nine months ended September 30, 2008, approximately $0 and $357,000 of operating expenditure, respectively, including wages and benefits of production workers and material tools and supplies was paid by the Company’s affiliate, Rong Xing Company Limited, on behalf of the Company. The Company repaid the full outstanding amount as of September 30, 2008.

(11)	Income Taxes:

The Company’s tax provision for the three months and nine months ended September 30, 2009 and 2008 was primarily for taxes on the Company’s subsidiary in China. The Company’s effective income tax rate was 20.9% and 17.8% for the three months ended September 30, 2009 and 2008, respectively, and 21.6% and 17.4% for the nine months ended September 30, 2009 and 2008, respectively. Effective January 1, 2008, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies is subject to enterprise income tax at a uniform rate of 25%. During the transition period, the tax rate is gradually increased to coincide with the new tax rate within five years starting from 2008 and reaching the uniform rate of 25% in 2012. The Company’s subsidiary in China is subject to an income tax rate of 20% for 2009.

No U.S. income tax has been provided for income earned by the subsidiary in China, as the Company intends to permanently reinvest these earnings outside of the U.S.

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

(12)	Stockholders’ Equity:

In August 2008, the Company completed the acquisition of the Temix Companies. As stipulated in the Intellectual Property Transfer Agreement entered into with Mr. Huang, the Company issued 1,080,666 shares of Company common stock to acquire all of the intellectual property rights related to the business of Temix Companies. As of September 30, 2009 and December 31, 2008, 540,333 shares (“Escrow Shares”), representing 50% of the total number of shares issued related to this acquisition, are to be held in escrow over a two-year period and will be released when certain performance targets are met. One-half of the Escrow Shares or adjusted number of the Escrow Shares which is based on certain performance targets, shall be released to Mr. Huang no later 30 days following the completion of Temix Brand’s financial statements for the period from September 1, 2008 through August 31, 2009. The Company is still in the process of completing the financial statements which will be used as a basis to determine the number of Escrow Shares to be issued to Mr. Huang. The management of the Company expects the process will be completed no later than the end of December 2009.

On August 5, 2009, the Company closed a public offering of 5,581,395 shares of common stock at $21.50, raising proceeds, net of underwriting discounts and commissions and estimated offering expenses, of approximately $113.0 million. The shares issued in the offering include 726,395 shares issued pursuant to the underwriters’ exercise of their over-allotment option.

(13)	Segment Information:

With its acquisition of Temix, the Company is considered to be comprised of two reportable segments: (i) wholesale and distribution and (ii) retail. The segment data for the three months and nine months ended September 30, 2009 and 2008 are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings.

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Net Sales:
Wholesale and distribution	$117,450,677	$90,523,143	$306,780,848	$233,011,441
Retail	9,737,783	3,154,558	30,609,867	5,108,874

	$127,188,460	$93,677,701	$337,390,715	$238,120,315

Income (loss) before provision for income taxes:
Wholesale and distribution	$25,754,716	$8,666,885	$52,520,245	$22,813,611
Retail	(585,631)	292,523	578,445	578,467
	25,169,085	8,959,408	53,098,690	23,392,078

Unallocated corporate expenses	(953,711)	(674,704)	(3,176,403)	(2,194,284)
Other income (expense), net	(481,238)	(355,019)	(1,080,658)	789,587

	$23,734,136	$7,929,685	$48,841,629	$21,987,381

 The table below provides a summary of the Company’s assets as it relates to the Company’s operation segments as of the dates shown:

	September 30,	December 31,
	2009	2008

Wholesale and distribution	$255,809,915	$163,502,662
Retail	44,680,031	30,286,845
Corporate	72,756,612	1,059,907

	$373,246,558	$194,849,414

FUQI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

(14)	Concentrations:

The Company purchased approximately 87% and 99% for the three months ended September 30, 2009 and 2008, respectively, and 95% and 100% for the nine months ended September 30, 2009 and 2008, respectively, of its inventories from Shanghai Gold Exchange.

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

Since we launched of our retail strategy in May 2007, we initiated the establishment of brand presence in the jewelry retail operations in Shenyang region and developed the brand of FUQI. Our FUQI brand is marketed to a broad group of mid-level income consumers that purchase more traditional gold and platinum jewelry and jewelry gift items. During the third quarter of 2009, we opened and/or acquired 11 retail counters in municipalities and provincial capitals throughout China and closed 3 retail counters.  As of September 30, 2009, we had a total of 72 retail counters, including 58 under the Temix brand and 14 under the FUQI brand, and a total of 7 retail stores, which are all under the Temix brand.

Our business is seasonal in nature, and our sales on wholesales are typically lower in the third quarter as compared to the other quarters of the year. We utilize our facilities, as well, for original design manufacturing ("ODM") contracts.  Through these ODM contracts, customers provide the raw materials used to produce the finished products in our production facilities with our labor, expertise, and know-how. With cooperation between PRC universities and our internal technical experts, we developed an exclusive processing technique for the production of hard gold products, which have been released into the jewelry market during the year. We will continue to invest to develop new technology.

We have increasingly received ODM contracts/orders from customers. In the third quarter of 2009, we entered into ODM contracts with various customers, and such contracts contributed significant amount of revenue in the third quarter, which was recognized under our wholesale segment. We are still evaluating the demand and our business model whether to form a new business department or new production unit to capture more potential ODM business.

RESULTS OF OPERATIONS

The following table sets forth certain information from our condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2009 and 2008 (unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
	($ in thousands, except earnings per share)
Net sales:
Wholesale and distribution	$117,451	92.34%	$90,523	96.63%	$306,781	90.93%	$233,011	97.85%
Retail	9,738	7.66%	3,155	3.37%	30,610	9.07%	5,109	2.15%

	127,189	100%	93,678	100%	337,391	100%	238,120	100%

Cost of sales:
Wholesale and distribution	89,713	70.53%	80,723	86.17%	250,306	74.19%	207,617	87.19%
Retail	7,538	5.93%	1,956	2.09%	21,740	6.44%	3,597	1.51%

	97,251	76.46%	82,679	88.26%	272,046	80.63%	211,214	88.70%

Gross profit	29,938	23.54%	10,999	11.74%	65,345	19.37%	26,906	11.30%

Operating expenses:
Selling and marketing	3,893	3.06%	1,560	1.67%	9,732	2.88%	2,486	1.05%
General and administrative	1,829	1.44%	1,154	1.23%	5,690	1.69%	3,223	1.35%
Total operating expenses	5,722	4.50%	2,714	2.90%	15,422	4.57%	5,709	2.40%

Income from operations	24,216	19.04%	8,285	8.84%	49,923	14.80%	21,197	8.90%

Other (expense) income, net	(481)	0.38%	(355)	0.38%	(1,081)	0.32%	790	0.33%

Income before provision for income taxes	23,735	18.66%	7,930	8.46%	48,842	14.48%	21,987	9.23%
Provision for income taxes	4,963	3.90%	1,409	1.50%	10,542	3.13%	3,821	1.60%

Net income	18,772	14.76%	6,521	6.96%	38,300	11.35%	18,166	7.63%

Other comprehensive income (loss) - foreign currency translation adjustments	48	0.04%	707	0.76%	39	0.01%	7,214	3.03%

Comprehensive income	$18,820	14.80%	$7,228	7.72%	$38,339	11.36%	$25,380	10.66%
Earnings per share - basic	$0.75		$0.31		$1.69		$0.86
Earnings per share - diluted	$0.73		$0.31		$1.66		$0.86

Three Months Ended September 30, 2009 and 2008

Net sales

Net sales, which consist of gross sales net of returns, for the three months ended September 30, 2009 increased by 35.8% to $127.2 million from $93.7 million, compared with the same period in 2008.

Net sales of our wholesale and distribution segment increased by 29.8% to $117.5 million from $90.5 million in the same period of 2008.  The increase was mainly attributable to an increase of sales volume and ODM revenue and other processing fee. For the three months ended September 30, 2009, ODM revenue increased by $15.8 million to $19.1 million, as compared to $3.3 million for the same period in 2008. The selling price of our jewelry products is based on the market price of the precious metals (e.g., gold and platinum) in the periods when the products are sold, plus our processing and design fees. During the third quarter of 2009, the quantities sold for gold and platinum increased by approximately 4% and 109%, respectively.

Net wholesale and distribution sales segment for the three months ended September 30, 2009 and 2008 were comprised of the following:

	Three Months Ended September 30,
	2009		2008
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$12.0	10.2%	$5.8	6.4%
Gold	65.6	55.8	59.7	66.0
K-gold, Studded Jewelry and Diamond	20.8	17.7	21.7	24.0
ODM	19.1	16.3	3.3	3.6
Total	$117.5	100%	$90.5	100%

Revenue from retail sales for the three months ended September 30, 2009 increased by $6.5 million to $9.7 million, as compared to $3.2 million in the three months ended September 30, 2008. The increase in retail revenue for the three months ended September 30, 2009 is primarily due to the sales generated from the Temix branded products which accounted for $5.8 million of this increase.  Revenue derived from our retail segment during the three months ended September 30, 2009 represented 7.7% of the total revenue, which included $8.0 million of revenue from the Temix branded products and $1.7 million of revenue from the sale of FUQI branded products.

Cost of sales

Cost of sales is mainly comprised of costs of raw materials, primarily gold, platinum and diamonds, in addition to direct manufacturing costs, factory overhead and processing fees. Cost of sales for the three months ended September 30, 2009 increased to $97.3 million, an increase of $14.6 million, or 17.7%, from $82.7 million for the same period in 2008.

Wholesale and distribution cost of sales increased by $9.0 million, or 11.2%, in the third quarter of 2009 to $89.7 million, as compared to $80.7 million for the third quarter of 2008. The increase in the dollar amount of cost of sales was primarily due to an increase in the cost of raw materials, which resulted from the increase in both sales volume and the general increase in direct labor.  As a percentage of net sales, the cost of sales increased at a slower rate than the increase in net sales primarily because of the higher contribution of ODM revenue.

Cost of retail sales for the three months ended September 30, 2009 increased by $5.5 million to $7.5 million, as compared to approximately $2.0 for the same period in 2008. The increase in the dollar amount of cost of retail sales for the three months ended September 30, 2009 was primarily due to the increase in sales volume.

Gross profit

Gross profit for the three months ended September 30, 2009 increased to $29.9 million, an increase of $18.9 million, or 172%, from $11.0 million for the comparable period in 2008. Gross profit margin increased to 23.5% for the three months ended September 30, 2009, compared to 11.7% for the same period in 2008. The increase in profit margin was mainly attributable to an opening of additional jewelry counters and shops and an increase of product segments. In addition, the launch of the hard gold series that attracted an increasing volume of subcontracting contracts contributed to 13.5% increase in the gross profit margin during the third quarter.

Selling and marketing expenses

Selling and marketing expenses are primarily comprised of business taxes, advertising expenses, traveling expenses, production costs of marketing materials, fees to the malls for retail counters, insurance, payroll expenses and delivery expenses. Selling and marketing expenses for the three months ended September 30, 2009 were approximately $3.9 million, an increase of $2.3 million, or 144%, from $1.6 million for the comparable period in 2008. Selling and marketing expenses were 3.1% of net sales for the three months ended September 30, 2009 compared to 1.7% for the three months ended September 30, 2008. The increase in selling and marketing expenses as a percentage of net sales was primarily due to an increase of business tax expenses that resulted from an overall increase in our net revenue, an increase in fees to the malls for retail counters, payroll for retail counter employees, and salaries for our sales and marketing executives.

General and administrative expenses

General and administrative expenses consist primarily of payroll expenses, benefits and travel expenses for our staff, professional fees including audit, accounting, legal and financial advisory, depreciation expenses, and general office expenses. General and administrative expenses for the three months ended September 30, 2009 were $1.8 million, an increase of approximately $675,000 or 56.3%, from $1.2 million for the comparable period in 2008. General and administrative expenses were 1.4% of net sales for the three months ended September 30, 2009 compared to 1.2% for the three months ended September 30, 2008. The increase in general and administrative expenses as a percentage of net sales was due to an increase of professional fees as a result of the expansion of the retail business and increased payroll cost for the additional employees hired in the accounting and finance department.

Other income (expense), net

Other expense, net was $481,000 in the three months ended September 30, 2009 compared to $355,000 for the three months ended September 30, 2008. The increase in other expense, net was attributable to an increase of $267,000 in interest expense partially offset by a $146,000 (RMB 1 million) subsidy by the PRC local government to support the Company’s initial public offering.

Provision for income tax

Provision for income tax expense was $5.0 million for the three months ended September 30, 2009, an increase of $3.6 million, or 257%, from approximately $1.4 million for the three months ended September 30, 2008. The increase was primarily due to an increase in the taxable income for the three months ended September 30, 2009, in addition to an increase in the statutory tax rate in 2009. Our effective tax rate for the three months ended September 30, 2009 was 20.9%, an increase of 310 basis points from 17.8% for the same period in 2008.

Net income

Net income increased to $18.8 million for the three months ended September 30, 2009 from $6.5 million for the same period of the prior year, an increase of 189%.

Nine Months Ended September 30, 2009 and 2008

Net sales

Net sales for the nine months ended September 30, 2009 increased by 41.7% to $337.4 million from $238.1 million, compared with the same period in 2008.

Net sales of our wholesale and distribution segment increased by 31.7% to $306.8 million from $233.0 million in the same period of 2008.  The increase was mainly attributable to an increase of sales volume and ODM revenue. The selling price of our jewelry products is based on the market price of the precious metals (e.g., gold and platinum) in the periods when the products are sold, plus our processing and design fees. During the first nine months of 2009, the quantities sold for gold and platinum increased by approximately 24% and 114%, respectively, as compared to the same period in 2008.

Net wholesale and distribution sales segment for the nine months ended September 30, 2009 and 2008 were comprised of the following:

	Nine Months Ended September 30,
	2009		2008
	Amount in Millions	Percentage	Amount in Millions	Percentage
Platinum	$27.9	9.1%	$17.3	7.4%
Gold	202.1	65.9	155.7	66.8
K-gold, Studded Jewelry and Diamond	56.7	18.4	55.0	23.7
ODM	20.1	6.6	5.0	2.1
Total	$306.8	100%	$233.0	100%

Revenue derived from our retail segment for the nine months ended September 30, 2009 increased by $25.5 million to $30.6 million, as compared to $5.1 million in the nine months ended September 30, 2008. The increase in retail revenue for the nine months ended September 30, 2009 is primarily due to the sales generated from the Temix branded products which accounted for $21.9 million of this increase.  Revenue derived from our retail segment during the nine months ended September 30, 2009 represented 9.1% of the total revenue, which included $24.2 million of revenue from the Temix branded products and $6.4 million of revenue from the sale of FUQI branded products.

Cost of sales

Cost of sales for the nine months ended September 30, 2009 increased to $272.0 million, an increase of $60.8 million, or 28.8%, from $211.2 million for the same period in 2008.

Wholesale and distribution cost of sales increased by $42.7 million, or 20.6%, in the first nine months of 2009 to $250.3 million, as compared to $207.6 million for the first nine months of 2008. The increase in dollar amount of cost of sales was primarily due to an increase in the cost of raw materials, which resulted from the increase in both sales volume and the general increase in direct labor. As a percentage of net sales, the cost of sales increased at a slower rate than the increase in net sales primarily because of the increase in ODM revenue.

Cost of retail sales for the nine months ended September 30, 2009 increased by $18.1 million to $21.7 million, as compared to approximately $3.6 for the same period in 2008. The increase in the dollar amount of cost of retail sales for the nine months ended September 30, 2009 was primarily due to the increase in sales volume.

Gross profit

Gross profit for the nine months ended September 30, 2009 increased to $65.3 million, an increase of $38.4 million, or 143%, from $26.9 million for the comparable period in 2008. Gross profit margin increased to 19.4% for the nine months ended September 30, 2009, compared to 11.3% for the same period in 2008. The increase in profit margin was mainly attributable to an increase of product segments and an expansion in retail sales, which resulted from an increase in brand awareness, an opening of additional jewelry counters and shops.

Selling and marketing expenses

Selling and marketing expenses for the nine months ended September 30, 2009 were approximately $9.7 million, an increase of $7.2 million, or 288%, from $2.5 million for the comparable period in 2008. Selling and marketing expenses were 2.9% of net sales for the nine months ended September 30, 2009 compared to 1.1% for the nine months ended September 30, 2008. The increase in selling and marketing expenses as a percentage of net sales was primarily due to an increase of business tax expenses that resulted from an overall increase in our net revenue, an increase in fees to the malls for retail counters, payroll for retail counter employees, and salaries for our sales and marketing executives.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2009 were $5.7 million, an increase of $2.5 million or 78.1%, from $3.2 million for the comparable period in 2008. General and administrative expenses were 1.7% of net sales for the nine months ended September 30, 2009 compared to 1.4% for the nine months ended September 30, 2008. The increase in general and administrative expenses as a percentage of net sales was due to an increase of professional fees as a result of the expansion of the retail business and increased payroll cost for the additional employees hired in the accounting and finance department.

Other income (expense), net

Other expense, net was $1.1 million in the nine months ended September 30, 2009 compared to $790,000 of other income, net in the nine months ended September 30, 2008. The decrease in other income was attributable to realized gain decreased by $1.5 million from our gold future contract during the nine months ended September 30, 2009. We have entered into the gold future contracts with our supplier, The Shanghai Gold Exchange, since 2008, in an attempt to reduce our exposure to volatility in the price of gold.

Provision for income tax

Provision for income tax expense was $10.5 million for the nine months ended September 30, 2009, an increase of $6.7 million, or 176%, from approximately $3.8 million for the nine months ended September 30, 2008. The increase was primarily due to an increase in the taxable income for the nine months ended September 30, 2009, in addition to an increase in the statutory tax rate in 2009. Our effective tax rate for the nine months ended September 30, 2009 was 21.6%, an increase of 420 basis points from 17.4% for the same period in 2008.

Net income

Net income increased to $38.3 million for the nine months ended September 30, 2009 from $18.2 million for the same period of the prior year, an increase of 110%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had retained earnings of $83.0 million, and cash of $173.2 million. Our primary sources of cash are from operating activities, borrowings from the bank, and issuance of common stock on August 5, 2009.

At September 30, 2009, we had working capital of $280.7 million. Except for cash, a majority of our net working capital consisted of inventories and accounts receivable and advance to suppliers. Our inventories increased by 93.1%, our advance to suppliers increased by 208% and our accounts receivable decreased by 0.2% as of September 30, 2009 as compared to December 31, 2008. The increase in inventory and advance to suppliers was a result of a substantial increase in our purchases of raw materials in order to expand our sales capabilities by taking on larger sales orders from our customers for the holiday selling season in the fourth quarter. As a leading wholesaler and retailer of high quality of precious metal jewelry in China, we believe that we have to maintain a sufficient inventory to meet the demand for our products based on customers orders, sales projection and finished goods for sales for retailers, who will purchase from our show room in our head office in Shenzhen. We do not conduct any trading of our precious metal raw materials.     We typically offer certain of our customers with 30-day credit terms but we also temporarily extend credit terms to some of our customers with high credit standings and during the sales peak season, such as the fourth quarter. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debt, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation.

If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. In addition, as we increase our presence in the retail market, we expect our accounts receivable generated from sales through retail counters to increase as department stores typically defer payments to us of cash receipts collected by them on our behalf. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

As of September 30, 2009, we had outstanding short-term notes payables with banks in an aggregate amount of $48.3 million that are due and payable on dates between January 2010 and August 2010. Our loans are secured by inventory, real properties owned by our affiliated companies and/or guaranteed by our affiliates and our controlling stockholder and his wife.  The amounts outstanding under these lines of credit and short-term notes payable are presented in our financial statements as notes payable.

We have a general banking facility line of credit with Agricultural Bank of China pursuant to a Maximum Banking Facility Agreement dated August 24, 2006 which was renewed in September 2007 and December 2008. The terms of the agreement enable us to borrow up to a maximum facility amount of $14.6 million (RMB 100,000,000) as of December 31, 2008.  In March 2009, we entered into a supplemental agreement with this bank to increase the maximum borrowing amount to approximately $22 million (RMB 150,000,000) as of September 30, 2009.  We executed notes payable with this bank under this facility line with terms less than one year. This renewed facility is secured by our inventory, real properties owned by affiliated companies, and/or guaranteed by our affiliates and our controlling stockholder and his wife and have certain restrictions and covenants. We do not guarantee any indebtedness of our affiliates. As of September 30, 2009 and December 31, 2008, we have approximately $22 million and $14.6 million, respectively, outstanding under the facility, with interest rates ranging from 4.779% to 8.217%.

In June 2008, the Company entered into a Maximum Banking Facility Agreement with the Shenzhen Development Bank that provides for a maximum borrowing of up to approximately $7.3 million (RMB 50,000,000) as of December 31, 2008. This facility and related guarantees which expired and were renewed in May 2009, increased the maximum the Company could draw to $8.3 million (RMB57,000,000) as of September 30, 2009 and is secured by certain real properties owned by affiliate companies and guaranteed by affiliated companies.  Interest is charged at the bank’s prime rate. As of September 30, 2009 and December 31, 2008, the outstanding balance was approximately $8.3 million and $7.3 million, respectively, with interest rates ranging from 4.860% to 5.310%.

In June 2009, the Company entered into a Maximum Banking Facility Agreement with the Shenzhen Development Bank that provides for a maximum borrowing of up to approximately $6.3 million (RMB 43,000,000) as of September 30, 2009. This facility expires in May 2010 and is secured by certain real properties owned by affiliated companies and guaranteed by the Company’s controlling stockholder. Interest is charged at the bank’s prime rate (5.310% at September 30, 2009). As of September 30, 2009 and December 31, 2008, the outstanding balance was approximately $6.3 million and $0, respectively.

In July and August 2009, the Company entered into two Working Capital Loan Agreements in an aggregate amount of $11,714,746 with the Industrial and Commercial Bank of China.  These loans mature in July and August 2010, respectively, and are guaranteed by an affiliated company, a third-party financing company, and personally guaranteed by the Company’s controlling stockholder, up to a maximum guarantee amount of $14.6 million (RMB100,000,000). As of September 30, 2009, the outstanding balance was $11,714,746 with an interest rate based on China People’s Bank’s base rate, which is subject to be revised semi-annually.  The initial interest rate charged on these loans is 4.425%.

We did not pay any cash dividends during the nine months ended September 30, 2009 or the years ended December 31, 2008 and 2007. We currently have no intention to declare further dividends in the foreseeable future. Payment of dividends is further restricted under the provisions of our existing loan agreements.

We paid a total of approximately $11.7 million to acquire substantially all of the assets of the Temix Companies in August 2008, with $7.3 million having been paid in cash in 2008 and the remaining $4.4 million being paid during the third quarter in 2009. During the remainder of 2009, we intend to open additional retail counters and retail stores, although these plans may change at any given time as our management continually reviews our retail expansion plans, particularly in light of the recent fluctuations in the economy.  Our retail expansion will largely depend on our ability to find sites for, open and operate new retail locations successfully, which depends on, among other things, our ability to: (i) identify suitable counter and store locations; (ii) purchase and negotiate acceptable lease terms; (iii) prepare counters and stores for opening within budget; (iv) source sufficient levels of inventory at acceptable costs to meet the needs of new counters and stores; (v) hire, train and retain personnel, and (vi) secure required governmental permits and approvals. In addition to the funds required to open new retail locations, additional working capital will be needed to operate the retail locations due to longer sales and collection cycles and higher inventory levels required to support retail stores.

On August 5, 2009, we closed an underwritten public offering of 5,581,395 shares of common stock at a price per share of $21.50, raising proceeds, net of underwriting discounts and commissions and estimated offering expenses, of approximately $112.4 million.  The shares issued in the offering include 726,395 shares issued pursuant to the underwriters’ exercise of their over-allotment option.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for at least the next 12 months. During the next 12 months, we expect to expend significant amounts of capital to support and grow our wholesale and distribution business and expand our retail business. The sources of the funding for our expected expenditures over the next 12 months include the net proceeds from the August 2009 public offering, and our current cash and cash flow from operations.  However, we may require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.  We cannot be certain that additional capital will be available on favorable terms, if at all, and any available additional financing may not be adequate to meet our goals.  Moreover, any equity financing would result in dilution to stockholders.  If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to effectively execute our growth strategy (including expanding our business to the retail market), take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In addition, we may be required to scale back or discontinue our production and development program, or obtain funds through strategic alliances that may require us to relinquish certain rights.

Operating activities – Net cash used for operating activities was $22.2 million for the nine months ended September 30, 2009, compared to net cash used for operating activities of $10.8 million for the same period in 2008. The $11.4 million increase in cash used for operating activities was primarily due to an increase in inventory in the amount of $41.3 million during the period ended September 30, 2009 compared to an increase of $10.6 million during the same period in 2008, that was partially offset by the $20.2 million increase in net income.

Investing activities - Net cash used for investing activities amounted to $1.5 million for the nine months ended September 30, 2009, compared to net cash used for investing activities of $4.4 million for the nine months ended September 30, 2008. The change was due to a decrease of $3.9 million of cash paid for business acquisition in 2008.

Financing activities - Net cash provided by financing activities amounted to $140.4 million for the nine months ended September 30, 2009, compared to net cash provided by financing activities of $3.6 million for the nine months ended September 30, 2008. The increase was primarily a result of net proceeds of $113.0 million raised from our follow-on public offering of 5,581,395 shares of common stock and additional bank borrowings of approximately $22.7 million in 2009.

Contractual Obligations

We enter into operating leases for our retail locations. Other than the 7 retail stores as of September 30, 2009, which operate under a monthly fixed rate of lease, all counter lease agreements are provided with contingent rent provisions based on a percentage of sales generated in the jewelry counters within department stores which are excluded from minimum lease payments. The average monthly fixed rate of each of the 7 retail stores is approximately $8,000. Since the transfer of the legal titles of the stores into our name has not yet been completed, the lease agreements of the 7 retail stores remain between the lessors and Shanghai Tian Mei Jewelry Co. Ltd., and the operating lease commitment of these retail stores are not included in the following table.

The following table describes our contractual commitments and obligations as of September 30, 2009:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Short-term borrowings	$48,323,327	$48,323,327	$-	$-	$-
Lease of Plant & Office	$129,506	$45,946	$83,560	$-	$-
Lease of Staff Dormitory	$277,584	$27,728	$174,260	$75,596	$-
	$48,730,417	$48,397,001	$257,820	$75,596	$-

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

As required by Rule 13a-15(b) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2009, due to the material weaknesses that we identified in internal control over financial reporting, specifically related to period-end closing process and revenue recognition in improper periods.

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

Changes in Internal Controls over Financial Reporting

Due to the implementation of the remedial measures described above, in addition to the designing, planning, and integration of the internal controls over financial reporting for Temix, there were changes in our internal controls over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

None.

ITEM 1A - RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2008 and as filed in our Quarterly Report on Form 10-Q as of and for the periods ended June 30, 2009.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

(a) Exhibits

21.1	List of Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

FUQI INTERNATIONAL, INC.

Date: November 9, 2009	By:	/s/ Yu Kwai Chong
Yu Kwai Chong
Chief Executive Officer

Date: November 9, 2009	By:	/s/ Ching Wan Wong
Ching Wan Wong
Chief Financial Officer